Form 10-K
period 2013-03-31
Fairway Group Holdings Corp
filed 2013-06-06
CIK 1555492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

Commission file number 001-35880

Fairway Group Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	74-1201087
(State of incorporation)	(I.R.S. Employer
Identification No.)

2284 12th Avenue
New York, New York	10027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 616-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.00001 par value per share	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of September 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s common stock.

As of May 31, 2013, the registrant had 25,906,994 shares of Class A common stock and 15,470,720 shares of Class B common stock outstanding.

Documents Incorporated by Reference

None.

(1)  Registrant has only be subject to such filing requirements since April 16, 2013.

Fairway Group Holdings Corp.

FORM 10-K For the Fiscal Year Ended March 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•                                          our ability to open new stores on a timely basis or at all;

•                                          our ability to achieve sustained sales and profitable operating margins at new stores;

•                                          the availability of financing to pursue our new store openings on satisfactory terms or at all;

•                                          our ability to compete effectively with other retailers;

•                                          our ability to maintain price competitiveness;

•                                          the geographic concentration of our stores;

•                                          ongoing economic uncertainty;

•                                          our ability to maintain or improve our operating margins;

•                                          our history of net losses;

•                                          ordering errors or product supply disruptions in the delivery of perishable products;

•                                          negative effects to our reputation from real or perceived quality or health issues with our food products;

•                                          restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;

•                                          our ability to protect or maintain our intellectual property;

•                                          the failure of our information technology or administrative systems to perform as anticipated;

•                                          data security breaches and the release of confidential customer information;

•                                          our ability to retain and attract senior management, key employees and qualified store-level employees;

•                                          rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;

•                                          our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•                                          changes in law;

•                                          additional indebtedness incurred in the future;

•                                          our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•                                          claims made against us resulting in litigation;

•                                          increases in commodity prices;

•                                          severe weather and other natural disasters in areas in which we have stores;

•                                          wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;

•                                          changes to financial accounting standards regarding store leases;

•                                          our high level of fixed lease obligations;

•                                          impairment of our goodwill; and

•                                          other factors discussed under “Item 1A—Risk Factors.”

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties, and you should not rely upon forward-looking statements as predictions of future events.

We caution you that the important factors described in the sections in this report entitled “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not be all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1—BUSINESS

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Fairway,” “Fairway Market,” “the Company,” “our business” and “our company” refer to Fairway Group Holdings Corp. and its consolidated subsidiaries as a combined entity.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years in this report by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2010” refers to our fiscal year ended on March 28, 2010, “fiscal 2011” refers to our fiscal year ended on April 3, 2011, “fiscal 2012” refers to our fiscal year ended on April 1, 2012 and “fiscal 2013” refers to our fiscal year ended on March 31, 2013.

As used in this Annual Report on Form 10-K, the term “Greater New York City metropolitan area” means New York City and the New York, New Jersey and Connecticut suburbs within a 50 mile radius of New York City. References to “stores in suburban areas” or similar expressions refer to stores located in the Greater New York City metropolitan area outside of New York City. We define “store contribution margin” as gross profit less direct store expenses (excluding depreciation and amortization included in direct store expenses). References to “Sterling Investment Partners” are to the investment funds managed by affiliates of Sterling Investment Partners that own shares of our common stock.

Our Company

Fairway Market is a high-growth food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, an approximately $30 billion food retail market that is the largest in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural / specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 12 locations in the Greater New York City metropolitan area, three of which include Fairway Wines & Spirits stores. Six of our food stores, which we refer to as our “urban stores,” are located in New York City, and the remainder, which we refer to as our “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. Our Brooklyn, NY location (“Red Hook”) was temporarily closed from October 29, 2012 through February 28, 2013 due to substantial damage sustained during Hurricane Sandy and reopened March 1, 2013. We expect to open an additional food store in Manhattan’s Chelsea neighborhood in July 2013 and in Nanuet, New York in fall 2013. Since Sterling Investment Partners’ acquisition of Fairway in 2007, we have made significant investments in infrastructure required to accelerate our future growth, and, since March 2009, have opened eight food stores, including the three Fairway Wines & Spirits stores.

We have a proven track record of growth led by a seasoned management team. We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies, value positioning and efficient operating structure. Through our focused efforts on expanding our store base, enhancing our customers’ shopping experience and improving the value proposition we offer our customers, we have increased our net sales from $485.7 million in fiscal 2011 to $661.2 million in fiscal 2013, or 36.1%, and our Adjusted EBITDA from $29.3 million in fiscal 2011 to $47.4 million in fiscal 2013, or 61.6%, while significantly investing in corporate infrastructure to support our growth, including new store expansion. We had net losses of $18.6 million, $11.9 million and $62.9 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively. For a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see note 11 to the tables included in “Item 6—Selected Financial Data.”

Our History

Fairway began in the 1930s as a fruit and vegetable stand located at our Broadway store’s current location on Broadway and 74th Street in Manhattan under the name “74th Street Market.” In 1954, we expanded the 74th Street location, adding groceries, meat, cheese, dairy products and frozen foods, and renamed the store “FAIRWAY” to convey the concept of “fair prices.”

In the mid-1970s, Fairway began expanding into gourmet and specialty categories, transforming its retail grocery operations into a full service food superstore known for high quality and value pricing. During this transformation, we also began hiring the team of ambitious, hardworking “foodies” who would eventually become our category experts and senior merchants. In the late 1970s, we adopted the slogan “Like No Other Market” in recognition of our distinctive format.

In January 2007, Sterling Investment Partners acquired 80.1% of Fairway. With Sterling Investment Partners’ support, we made significant investments in infrastructure required to accelerate our future growth and, in early 2009, began to execute our successful new store expansion program.

Fairway Group Holdings Corp. was incorporated as a Delaware corporation on September 29, 2006. Each of our stores is owned by a separate Delaware subsidiary.

Our Competitive Strengths

We believe the following strengths contribute to our success as a premier destination food retailer and position us for sustainable growth:

Iconic brand. We believe our Fairway brand has a well established reputation for delivering high-quality, value-priced fresh, specialty and conventional groceries. Fairway has served millions of passionate customers in the Greater New York City metropolitan area for more than 75 years. We recorded approximately 15.6 million customer transactions in fiscal 2013, compared to 12.7 million customer transactions in fiscal 2012, and believe the Fairway brand is widely recognized throughout the Greater New York City metropolitan area. Our food experts regularly appear on nationally syndicated food and cooking programs. We believe the strength of the Fairway brand enhances our ability to: (i) attract a broad demographic of customers from a wider geographic radius than a conventional supermarket; (ii) source hard-to-find, unique gourmet and specialty foods; (iii) build a trusted connection with our customers that results in a high degree of loyalty; (iv) attract and retain highly talented employees; (v) secure attractive real estate locations; and (vi) successfully open new stores.

Destination food shopping experience “Like No Other Market”. We provide our customers a differentiated one-stop shopping experience by offering a unique mix of product breadth, quality and value in a visually appealing in-store environment. Fairway creates a fun and engaging atmosphere in which customers select from an abundance of fresh foods and other high-quality products while interacting with our attentive and knowledgeable employees throughout the store. When customers enter a Fairway, they are immediately greeted by our signature towering displays of fresh produce. As they continue through the store, customers will find a “specialty shop” orientation designed to recreate the best features of local specialty markets, such as a gourmet cheese purveyor, full service butcher shop, seafood market and bakery, all in one location. Our stores provide a sensory experience, including aromas of fresh coffee roasts and freshly baked bread, an array of vibrant colors across our produce displays, cheese experts describing selections of our over 600 artisanal cheeses, samples of our approximately 135 varieties of olive oil and free tastings of our delicious prepared foods. Our stores feature whimsical and informative signs designed to educate customers about the quality, origin and characteristics of our products, and offer tips and suggestions on food preparation and pairings. We encourage a high level of interaction among our employees and customers, which results in a more informed, engaged and satisfied customer. We believe the distinctive Fairway food shopping experience drives loyalty, referrals and repeat business.

Distinctive merchandising strategy. Our merchandising strategy is the foundation of our highly differentiated, one-stop shopping experience. We offer a unique product assortment generally not found in either conventional grocery stores or natural / specialty stores, consisting of a large variety of high-quality produce, meats and seafood, as well as gourmet, specialty and prepared foods and a full selection of everyday conventional groceries. High-quality perishables and prepared foods account for approximately 65% of our sales, compared to the more typical one-quarter to one-third of a conventional grocer’s sales. Fairway stores also showcase hard-to-find specialty and gourmet items that expand our customers’ culinary interests, and we believe we are often one of the first retailers to carry or import a new product. Our Fairway-branded products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers. In product lines where we offer a Fairway-branded alternative, it is typically among the store’s top sellers in the category. Fairway’s prices typically are lower than natural / specialty food stores and competitive with conventional grocery stores. Our dedicated merchandising team focuses on continuously enhancing the Fairway experience for our loyal customers. We believe that our distinctive merchandising strategy has enabled us to build a trusted connection with our customers, who value the quality and fair prices of our food, our merchandising teams’ expertise and our one-stop shopping convenience.

Powerful store format with industry leading productivity. We believe our stores are among the most productive in the industry in net sales per store, net sales per square foot and store contribution margin. During fiscal 2013, for food stores open more than 13 full months, our net sales per store and net sales per selling square foot averaged $65.1 million and $1,963, respectively. In addition, during fiscal 2013, the contribution margin of our food stores open more than 13 full months was 13.2%. Our highly productive store format delivers attractive returns on investment due to the following key characteristics:

•                                          High-volume one-stop shopping destination. Our distinctive merchandising strategy, locations in high density markets and iconic brand drive strong customer traffic to our stores. Our high volumes result in operating efficiencies that provide us with a greater ability to offer competitive prices while maintaining or improving our operating margins. In addition, our strong per store volumes generate high inventory turnover, which enables us to maintain a fresher selection of quality perishables than most of our competitors, in turn helping to drive customer traffic and sales.

•                                          Attractive product mix. Our broad assortment of high-quality fresh, natural and organic products and prepared foods, which account for approximately 65% of our sales, and specialty items, which account for approximately 7% of our sales, enhance gross margins and store productivity.

•                                          Direct-store delivery. We believe that our “farm-to-shelf” time is shorter than that of many of our competitors. The majority of our perishables are delivered directly to our stores and not stored in a warehouse during the transport period. Given our large store volumes, our ability to utilize direct-store delivery for a greater portion of our perishables than other food retailers helps us to ensure the highest quality and fastest delivery from our suppliers. Direct-store distribution eliminates multiple logistical layers, reducing supply chain costs while enhancing product freshness.

•                                          Strong vendor relationships. We have built valued, long-standing relationships with both large and small vendors that enable us to achieve attractive pricing on our broad merchandise offering. Fairway is viewed as an important strategic partner by many of our smaller suppliers, helping them to build scale. We source our perishable products locally whenever possible to ensure freshness. As we grow our sales, we expect that we and our vendors will benefit from increasing economies of scale.

•                                          Maximum merchandising flexibility. We generally enable our merchandising teams to control our on-shelf product selection and positioning, rather than permitting vendors to do so through slotting fees. This permits us to offer the products customers want most and provides us with the flexibility to expand or contract our product offerings as demand warrants.

Proven ability to replicate store model. Since March 2009, we have successfully opened eight new food stores, three of which include Fairway Wines & Spirits locations, more than doubling our store base. In aggregate, the three stores we opened in June, August and December 2012 added $79.4 million of net sales and increased our store contribution by $2.7 million in fiscal 2013. We leverage our well-developed corporate infrastructure, including our dedicated store opening team and flexible supply chain, to open in desirable locations using a disciplined approach to new store site selection. We benefit from economies of scale and expect to enhance our operating efficiency as we expand our store footprint, further reinforcing our competitive position and ability to grow our sales profitably. As a result of our iconic brand and customer traffic, many landlords seek us out as a tenant.

Our urban food store operating model for new stores is based primarily on a store size of approximately 40,000 gross square feet (approximately 25,000 selling square feet), a net cash investment, including store opening costs, of approximately $16 million, not all of which requires an immediate cash outlay, net sales after two years of approximately $60 million to $85 million, a contribution margin at maturity of approximately 17% to 20%, and an average payback period on our initial investment of less than two years.

Our suburban food store operating model for new stores is based primarily on a store size of approximately 60,000 gross square feet (approximately 40,000 selling square feet), a net cash investment, including store opening costs, of approximately $15 million, not all of which requires an immediate cash outlay, net sales after two years of approximately $45 million to $55 million, a contribution margin at maturity of approximately 10% to 13%, and an average payback period on our initial investment of approximately 3 to 3.5 years.

We may elect to opportunistically open stores in desirable locations that differ from our prototypical new store model in square footage and/or net sales but that we believe will provide similar contribution margins and returns on invested capital.

Passionate and experienced management team. We are led by a management team with a proven track record, complemented by hands-on senior merchants and store operations managers who have broad responsibility for merchandising and store operations. Our senior merchants have an average of 32 years in the food retailing industry and an average of 14 years at Fairway. We believe that our senior merchants for each broad merchandising category (e.g., produce, meat, deli, cheese) are widely recognized as authorities in their area and are more invested in the success of their product categories than employees of most conventional food retailers because they provide significant merchandising input. We also believe our management and senior merchants’ depth of experience and continuity as a team have significantly contributed toward our success in offering customers a compelling food shopping experience. In addition, since Sterling Investment Partners acquired Fairway in January 2007, we have made significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives.

Our Growth Strategy

We plan to pursue the following growth strategies:

Open stores in existing and new markets. We operate in the Greater New York City metropolitan area, an approximately $30 billion food retail market that is the largest in the United States. Although we have significantly grown our sales in the Greater New York City metropolitan area, we believe our existing market presents a significant opportunity for our continued growth.

In fiscal 2013 we opened an additional food store and integrated Fairway Wines & Spirits location in Woodland Park, New Jersey in June 2012, an additional food store in Westbury, New York in August 2012, and an additional food store in Manhattan’s Kips Bay neighborhood in late December 2012. We expect to open an additional food store in Manhattan’s Chelsea neighborhood in July 2013 and in Nanuet, New York in fall 2013. For the next several years beginning in fiscal 2015, we intend to grow our store base in the Greater New York City metropolitan area at a rate of three to four stores annually. Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

As we continue to open new stores in our existing markets, we expect these stores to be the primary driver of our sales, operating profit and market share gains. We believe our differentiated format and destination one-stop shopping appeal attracts customers from as far as 25 miles away. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. Consequently, while we expect our new stores will impact sales at our existing stores, we believe that by making shopping at our stores for those customers who travel longer distances more convenient, our overall sales to these customers will increase as they increase the frequency and amount of purchases from our stores.

Capitalize on consumer trends. We believe that our differentiated format positions us to capitalize on evolving consumer preferences and other key trends currently shaping the food retail industry, which include:

•                                          Increasing focus on the customer shopping experience. Fairway’s merchandise breadth, quality and value, market-style store layout and personalized customer service cater to shoppers looking for a differentiated shopping experience.

•                                          Increasing consumer focus on healthy eating. Fairway offers a large variety of high-quality natural and organic foods at prices that are typically lower than natural / specialty food stores. Our merchandise mix of high-quality fresh and prepared foods, which accounts for approximately 65% of our sales, and broad array of specialty items appeals to customers seeking healthier eating choices.

•                                          Increasing consumer interest in private label product offerings. Fairway’s branded products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers. In product lines where we offer a Fairway-branded alternative it is typically the store’s top seller in the category. We will continue to expand our Fairway-branded product portfolio, selectively offering new high-quality specialty alternatives designed to strengthen our relationship with our customers.

Improve our operating margins. We intend to improve our operating margins by the following key initiatives:

•                                          Leverage our well-developed and scalable infrastructure. We have made significant investments in management, information technology systems, infrastructure, compliance and marketing to enable us to pursue our growth plans without a significant increase in infrastructure spending. Since Sterling Investment Partners acquired Fairway in January 2007, we have made significant additions to the company, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives. We have upgraded our systems and enhanced our new store development and training processes. We have also developed a robust, proprietary daily reporting portal that enables us to effectively manage our growing number of new stores and have implemented initiatives to improve labor productivity and reduce shrink throughout our operations. We believe we can leverage these investments to improve our operating margins as we grow our store base.

•                                          Continue implementing our operating initiatives. As we grow our store base, we will continue to use proprietary analytical, data driven techniques to optimize sales and profitability across our network. We will continue to focus on: (i) price optimization, where we refine the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday value oriented conventional grocery items; (ii) labor productivity, where we utilize Fairway’s intelligence portal to more effectively manage store labor; and (iii) shrink reduction, where we identify and capture opportunities to reduce waste and inventory loss.

•                                          Establish a centralized production facility. We are currently in the process of establishing a centralized production facility in the Hunt’s Point section of the Bronx, NY to serve our current and future stores in the Greater New York City metropolitan area. We expect that this facility would contain a centralized commissary/kitchen and bakery as well as a large refrigerated storage area and an expanded cross-dock facility. We believe this centralized production facility will increase labor efficiency, improve product quality and consistency and increase the amount of selling space in our stores, as we would have to devote less of our store space to these operations, which is particularly important in our Manhattan stores.  This facility is easily accessible by truck and rail.  We expect to spend approximately $10 million to complete the first phase of this facility.

Industry Overview and Trends

The U.S. retail grocery market includes a variety of distribution channels, from small grocery shops and convenience stores to supermarkets, natural / specialty food stores, warehouse clubs and supercenters. According to Willard Bishop’s June 2012 publication, The Future of Food Retailing, the U.S. retail market for groceries and consumables was approximately $1 trillion in 2011. We operate in the supermarket channel, which accounted for nearly 50% of the retail grocery and consumables market in 2011, with approximately $500 billion in sales.

The supermarket segment is comprised of Conventional, Supercenter, Limited Assortment (under 1,500 items), Natural / Specialty and Other. Conventional stores are defined as full-line, self-service retail stores that sell dry groceries, perishable items and some non-food items. Despite being the largest segment of the supermarket category, conventional grocers have seen their overall share shrink from 73.2% in 2005 to 66.7% in 2012, according to the Progressive Grocer, as consumers have migrated towards other grocery retail formats. Supercenters such as Wal-Mart and Target have gained significant market share from traditional supermarkets through competitive pricing while specialty, natural / organic and gourmet grocers have continued to attract customers away from conventional grocers based on their unique product offering and differentiated shopping experience.

Key trends impacting our industry include:

Increasing focus on the customer shopping experience. Consumers are increasingly focused on their shopping experience. According to the 2011 Food Marketing Institute study, The Food Retailing Industry Speaks (the “2011 Food Marketing Institute Study”), 60% of shoppers do not shop at the store most convenient to their home. Variety, price and higher-quality produce and meats are the primary drivers for customers travelling further to shop for food. The combination of a deep selection of center store items, a wide variety of perishables, better customer service and a cleaner store environment all contribute to this trend. Along with shoppers’ willingness to devote time to shopping in their primary location, they are also more loyal to their primary store, with 69% of their total grocery budget spent at that location according to a survey in the Food Marketing Institute’s US Grocery Shopper Trends 2012.

To address this shift in consumer focus, supermarkets are striving to be more responsive to consumer preferences through their consumer interactions and product offerings. Retailers are using these expanded product ranges along with updated store design to create differentiated shopping experiences. According to the 2011 Food Marketing Institute Study, retailers focusing on store design and product selection increased from 74.4% of retailers in 2007 to 86.6% in 2011, and retailers emphasizing one-stop shopping increased from 45.1% to 56.7%, respectively.

Increasing consumer focus on healthy eating. A growing consumer focus on healthy eating has prompted food retailers to offer an enhanced assortment of fresh and minimally processed foods and natural and organic products. The increased popularity of farmers’ markets over the past few years is also indicative of a consumer preference for fresh food items. Additionally, the growing consumer demand for fresh, quality offerings has improved the infrastructure for, and increased supply of, these items, resulting in improved sourcing, distribution and pricing.

The percentage of natural and organic food sales has been rising. According to data in the August 2012 Nutrition Business Journal, natural and organic food sales grew 11% in 2011 and are expected to grow at a compound annual growth rate of approximately 10% through 2013 and, according to the 2011 Food Marketing Institute Study, in 2010 66.2% of retailers added natural and organic items to their product lineup while 64.6% noted an increase in sales in the prior 12 months. We believe the strength of a food retailer’s natural and organic product offering attracts customers increasingly focused on health and wellness who are willing to pay a premium for high-quality, natural and organic products.

Increasing private label offerings. Consumers continue to purchase private label alternatives as part of their focus on quality products at value pricing and private label brands typically present a strong value proposition to both consumers and retailers. Rather than product emulation of national brands, selected retailers have increased their own-brand development, particularly in the area of health and wellness related offerings. According to the 2011 Food Marketing Institute Study, sales of private brands as a percentage of total sales increased from 14.3% in 2009 to 16.1% in 2011. Fairway’s branded products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers.

Our Products

We have a significant focus on perishable product categories, which include produce, natural and organic, deli, specialty, cheese, butcher, seafood, bakery, coffee and kosher foods. Our non-perishable product categories consist of conventional groceries as well as specialty foods. We emphasize fresh items that are of premium quality as compared to our conventional competitors. The following is a breakdown of our perishable and non-perishable sales mix:

Sales by product

	Fiscal Year
Product Type	2011	2012	2013
Perishable	64.7%	64.6%	64.7%
Specialty	7.1%	7.2%	7.0%
Subtotal	71.8%	71.8%	71.7%
Conventional Grocery(1)	28.2%	28.2%	28.3%
Total	100.0%	100.0%	100.0%

(1) Includes sales of our Fairway Wines & Spirits locations.

Our in-house senior merchants are the “authority” on their respective departments and actively seek high-quality products from a wide range of vendors. Our stores are designed in a market-style “specialty shop” orientation with portions of each store allocated to specific specialty categories.

Produce. When customers walk into a Fairway, they are immediately greeted by our signature towering displays of fresh produce, carefully and methodically stacked high. We also offer our shoppers a wide assortment of organic fruits and vegetables. Fairway sources fruits and vegetables directly from the growers, who deliver their produce to our stores directly from the fields, groves, orchards and hothouses daily. We believe this makes Fairway’s fruits and vegetables days fresher than produce at other stores.

Natural and organic. Fairway offers a large variety of high-quality natural and organic foods at prices that are typically lower than natural / specialty food stores and that appeal to customers seeking healthier eating choices. Our extensive natural and organic product categories include: fruits and vegetables, natural and fresh juices, organic OBE beef and organic chicken, fresh organic peanut butter and natural almond butter, fresh roasted coffees and loose teas, dried fruits and nuts, full assortment of natural and organic groceries, cold cuts and cheeses, breads, supplements (homeopathy, vitamins, herbs), nutritional bars and protein powders, health and beauty aids, dairy, including Fairway-branded organic milk, eggs, including Fairway-branded organic eggs, vegetarian dairy alternatives, frozen foods, extensive gluten-free selections, baby food and baby care items and environmentally friendly cleaning products.

Deli. We offer a classic New York deli counter. We carry smoked salmon prepared using our own recipe and hand-craft our own fresh mozzarella daily. Our employees are frequent contributors to our prepared foods recipes. We offer authentic tastes from many different cultures and backgrounds, and a variety that will please a range of appetites. Our stores offer full displays of many possibilities for delicious sandwiches, side dishes, toppings, platters, snacks and main dishes.

Specialty. Our Specialty Imports and Specialty Grocery departments provide shoppers with hard-to-find specialty and gourmet items, such as Lapalisse pure and virgin nut oils; authentic Sicilian foodstuffs; Burgundy’s organic La Trinquelinette fruit preserves made in small batches using only unrefined raw cane sugar; ready-to-eat vacuum-packed beets from the Loire Valley; L’Herbier de Milly La Forêt verbena, hibiscus, peppermint and linden blossom infusions; La Quiberonnaise Vintage Sardines from Brittany, France; Pruneaux d’Agen (stuffed prunes); Royal Medjool dates, Quercy’s soft dried figs and apricots. We carry approximately 115 varieties of specialty olive oil, including numerous imported unfiltered olive oils, and offer all-day, every day tasting of olive oils in each of our stores.

Cheese. At any of our locations, on any day of the week, consumers will find more than 600 artisanal cheeses at affordable prices. Our cheese experts can help customers design cheese platters to suit their needs.

Butcher. Our meat department team sources and selects each of our cuts of meat. We have meat delivered every day and it is cut and packaged at each of our stores within 24 hours of receipt. We also receive daily deliveries of fresh ice-packed chicken. This ensures peak freshness of the meat and chicken and proper packaging for discerning customers. We carry a full range of prime beef cuts at everyday low prices and grind our own beef. We also dry age our prime beef on the premises of many of our stores, which improves the flavor, texture and tenderness of the meat.

Seafood. We receive the majority of our fish whole and fillet them in our stores, reminiscent of the way fish was sold from an outdoor fresh market in Europe or an old-time fish market in New York City. We typically offer 50 to 80 different selections of fresh fish and seafood in each store every day. We employ high freshness, taste and safety standards in selecting our seafood.

Bakery. We utilize a combination of on-site and centralized bakeries to produce our baked goods. The presence of on-site baking enhances our customer’s shopping experience and reinforces the freshness of our hand-crafted products. When consumers walk through a Fairway, they will encounter aromas of fresh-baked bagels and baguettes, similar to a European marketplace. Our full-service bakery prepares our signature cookies, tarts, cupcakes, baguettes and bagels.

Coffee. All of our coffees are 100% Arabica beans, grown in the high mountains. We buy directly from farmers and from select specialty brokers and roast the coffee ourselves, or have it roasted on our behalf, in small batches six days a week. We offer over 100 types of artisanal coffee beans sold by the pound, as well as over a dozen varieties of Fair Trade certified and organic coffee. Our decaffeinated coffee is water-processed, not chemically processed, which protects the flavor.

Kosher. We offer an extensive array of kosher options, including Fairway’s branded products, our conventional and specialty groceries, our coffee, as well as our baked goods, dairy, organic, gluten-free, imported, and frozen items. We offer a variety of cuts of kosher poultry, red meat and seafood.

Conventional grocery. We carry a full range of conventional grocery items. Our grocery aisles are stacked high with the most recognized national brand names—Tide, Bounty, Kleenex, Charmin, Lysol, Poland Spring, Oreo, Cheerios, Lipton, Hershey’s, Coke, Green Giant, and many more. In addition, we offer an extensive array of ethnic groceries that cater to each store’s local demographic.

Fairway-branded products

Fairway’s branded products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers. Our Fairway-branded products are designed to strengthen our relationship with our customers through high-quality gourmet offerings. We display our own brands prominently in our stores, and in product lines where we offer a Fairway-branded alternative it is typically among the store’s top sellers in the category. In fiscal 2013, our portfolio of Fairway-branded items, including prepared foods, represented approximately 8.0% of our net sales. We maintain direct relationships with numerous producers with whom we work to develop and provide our Fairway-branded product offerings. These include rare barrel olive oils from Spain, Italy, and France that are exclusive to Fairway. Time Magazine named them one of The Five Best Presents For Foodies in their 2010 Holiday Shopping Guide. At our stores you will also find, among other items, Fairway golden honey, organic maple syrup, organic jams in five flavors, chocolates, a wide selection of spices, olive, artichoke and sundried tomato pastes, pasta and pizza sauces and coffees from exotic coffee-growing regions.

Pricing Strategy

Our original store was named “FAIRWAY” in 1954 to convey the concept of “fair prices.” Our strategy is to price our broad selection of fresh, natural and organic foods, hard-to-find specialty, and gourmet items and prepared foods at prices typically lower than those of natural / specialty stores. We price our full assortment of conventional groceries at prices competitive with those of conventional supermarkets. Beginning late in fiscal 2011, we launched a comprehensive price optimization initiative across our store network to refine the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday value oriented traditional grocery items. We believe that the unique combination of our extensive product selection, our in-store experience, and our value pricing creates a premier food shopping experience that appeals to a broad demographic.

In our suburban stores, we supplement our value pricing strategy with weekly promotions to highlight discounts in key departments and to compete effectively with conventional supermarkets in the same area. We distribute a weekly circular to the surrounding homes communicating our promotions and discounted items.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in our third fiscal quarter, from October through December, when customers make holiday purchases, and typically lower during the summer months in our second fiscal quarter.

Our Stores

Our stores are designed to recreate the best features of local specialty markets, such as the butcher shop, fish market, bakery and cheese monger, all in one location. When customers enter a Fairway, they are immediately greeted by our signature towering displays of fresh produce, carefully and methodically stacked high. As they continue through the store, customers will find a market-style “specialty shop” orientation, with sections of each store devoted to categories such as our world class cheese department, full service butcher shop and seafood market that are designed to bring the best of traditional local merchants to our stores. Each individual department is run by an expert who can answer any customer questions and provide the level of service found in a specialty shop. Most stores also have an in-house production bakery, full kitchen and coffee roaster. Our stores typically include sit-down eating areas where food is prepared to order.

Our stores provide a sensory experience, including aromas of fresh coffee roasts and freshly baked bread, an array of vibrant colors across our produce displays, cheese experts describing selections of our over 600 artisanal cheeses, samples of our approximately 100 varieties of olive oil and free tastings of our delicious prepared foods. Fairway creates a fun and engaging atmosphere in which customers select from an abundance of fresh foods and other high-quality products while interacting with our attentive and knowledgeable employees throughout the store. Our stores feature whimsical and informative signs designed to educate customers about the quality, origin and characteristics of our products, and offer tips and suggestions on food preparation and pairings.

Each of our stores is organized around distinct departments with engaging merchandise displays that reinforce our emphasis on freshness and service. We position our full-service departments around the perimeter of the store and adjacent to each other to provide a “market feel” and foster interaction between employees and customers. We generally enable our merchandising teams to control our on-shelf product selection and positioning, rather than permitting vendors to do so through slotting fees. This permits Fairway to offer the products customers want most and provides us with the flexibility to expand or contract our product offerings as demand warrants. We have a comprehensive selection of 70,000 SKUs across our store network, many of which we believe are unique to Fairway or carried by a limited number of other food retailers.

Our Fairway Wines & Spirits locations offer a full assortment of wines and spirits at everyday low prices, and are designed with the same general themes of our food stores, emphasizing abundance, variety and hard to find products from around the world. Our wine stores also offer a full selection of kosher, organic and low sulfite wines. Each store has certified wine specialists. We believe our Fairway Wines & Spirits locations complement our food stores and enhance the shopping experience we offer to consumers.

We believe that our success and our growth are dependent upon hiring, training, retaining and promoting qualified and enthusiastic employees who share our passion for delivering an extraordinary food shopping experience. Each of our stores is managed by a store manager and one or two assistant managers who oversee full-time and part-time employees within each store. Each store manager is responsible for the day-to-day operations of his or her store, including the unit’s operating results, maintaining a clean and appealing store environment and the hiring, training and development of personnel. Many of our store managers are promoted from within, and we actively track and reward mobility to ensure a sufficient pipeline of store managers and assistant store managers. We have well-established store operating policies and procedures and an in-store training program for new store managers, assistant managers and staff. Our customer service and store procedure training programs are designed to enable our employees to assist customers in a friendly manner and to help to create a positive sales-driven environment and culture as well as teach successful operating practices and procedures.

We employ numerous analytical tools and metrics to monitor “the Fairway customer experience” and ensure that our execution is consistent and predictable. Beginning in 2010, we engaged a third party “secret shopper” service to visit our stores anonymously and measure key customer service parameters. Each visit measures 55 variables across eight categories, such as cleanliness, wait times and cashier friendliness using a survey created by Fairway management. Each store is visited regularly and results are distributed to the entire Fairway management team weekly. Results from the surveys are used by store management to identify specific issues in their store and by senior management to evaluate store management, identify issues that may be affecting the customer experience across the chain and identify emerging trends. We also conduct a quarterly survey with random customers at our stores to get their opinions on topics such as pricing, product selection and other variables that could affect consumer behavior, with a goal of making Fairway the number one destination for shoppers in the markets we serve. We also receive significant feedback from customers via social media, such as Facebook, Twitter and the growing number of food “blogs” in the local New York market. We have a dedicated team of customer service employees who monitor the social media sites and respond to comments about Fairway and distribute important customer comments to key Fairway managers.

Store Growth and Site Selection

We employ a detailed, analytical process to identify new store locations. We target locations based on demographic characteristics, including income and education levels, drive times and population density, as well as other key characteristics including convenience for customers, visibility, access, signage and parking availability and availability of attractive lease terms. After we have selected a target site, our development group conducts a comprehensive site study and sales projection and develops construction and operating cost estimates. We generally visit a potential location multiple times to perform on-site diligence and interview potential customers. As a result of our iconic brand and customer traffic, many landlords seek us out as a tenant.

We have a dedicated new store opening team, including a new store operations manager, which is exclusively focused on ensuring a consistent new store opening process and training our new store employees. We generally hire employees for our new stores several months in advance and provide them with extensive training at existing stores prior to the store opening. A new store is typically staffed by a combination of new employees and experienced employees from other Fairway locations being promoted into new store jobs.

Although we have a prototypical layout we prefer, our first priority is the quality of the location, and we will creatively work to fit our departments into any potential layout. Our urban food store operating model for new stores is based primarily on a store size of approximately 40,000 gross square feet (approximately 25,000 selling square feet), a net cash investment, including store opening costs, of approximately $16 million, not all of which requires an immediate cash outlay, net sales after two years of approximately $60 million to $85 million, a contribution margin at maturity of approximately 17% to 20%, and an average payback period on our initial investment of less than two years.

Our suburban food store operating model for new stores is based primarily on a store size of approximately 60,000 gross square feet (approximately 40,000 selling square feet), a net cash investment, including store opening costs, of approximately $15 million, not all of which requires an immediate cash outlay, net sales after two years of approximately $45 million to $55 million, a contribution margin at maturity of approximately 10% to 13%, and an average payback period on our initial investment of approximately 3 to 3.5 years.

We may elect to opportunistically open stores in desirable locations that differ from our prototypical new store model in square footage and/or net sales but that we believe will provide similar contribution margins and returns on invested capital.

The required cash investment for new stores varies depending on the size of the store, geographic location, degree of work performed by the landlord and complexity of site development issues. As a result, the average cost per square foot may vary significantly from project to project and from year to year.

New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution margin during the initial period following opening. A new store builds its sales volume and customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take a year or more to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas.

Marketing and Advertising

We believe that the distinct and superior food shopping experience we offer our customers, and our customers’ association of that shopping experience with Fairway, are major drivers of our comparable store sales and enable us to spend less on advertising than our conventional competitors. We employ various advertising and promotional strategies to reinforce the quality, value and appeal of our products and services. We promote these core values using many of the traditional advertising vehicles including radio, television, newspaper, and sponsorship. We also connect and engage with our customers through social media websites, in addition to e-newsletters, and our own website. Our stores spend most of their marketing budgets on in-store merchandising-related activities, including promotional signage and events such as taste fairs, classes, tours, cooking demonstrations and product samplings. We use in-store signage to highlight new products and any differentiated aspects of our products.

Sourcing and Distribution

We source our products from approximately 1,000 vendors and suppliers. Our in-house merchants source only those products that meet our high specifications for quality, and we maintain strict control over the products that are sold in our stores. We have built longstanding vendor relationships that enable us to achieve attractive pricing on our broad offering of hard-to-find fresh, specialty and natural / organic offerings. Fairway is viewed as an important strategic partner to many of these small businesses.

Substantially all of our products are delivered directly to our stores by our suppliers and vendors. Direct-store-distribution eliminates multiple logistical layers, further compressing the supply chain and reducing costs. A refrigerated cross-docking facility opened in October 2010 at the Harlem location supports this flexible supply chain.

Our single largest third-party supplier in fiscal 2011 was Supervalu and in fiscal 2012 and fiscal 2013 was White Rose, Inc., accounting for approximately 12%, 13% and 15% of our total purchases, respectively. Under our agreement with White Rose, we are obligated to purchase all our requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products, for our existing stores. In addition, United Natural Foods, Inc. (“UNFI”), which is our primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 9% of our total purchases in each of fiscal 2011, 2012 and 2013. The use of White Rose and UNFI gives us purchasing power through the volume discounts they receive from manufacturers. See “Item 1A—Risk Factors—Risks Relating to Our Business—Disruption of significant supplier relationships could negatively affect our business.”

Employees

As of May 16, 2013, we had approximately 4,800 employees, of which approximately 1,100 are full-time employees and 3,700 are part-time employees. Under our collective bargaining agreements, employees working 35 hours or less Monday through Friday are considered part-time employees, even if such employees also work during the weekend.

Approximately 19% of our employees were not subject to a collective bargaining agreement as of May 16, 2013. With respect to our unionized employees, we had four collective bargaining agreements in effect as of March 31, 2013 covering 88.7%, 5.4%, 5.1% and 0.8% of our unionized employees and scheduled to expire March 29, 2014, April 25, 2014, February 28, 2015 and March 29, 2014, respectively. We consider our employee relations to be good. We have never experienced a strike or significant work stoppage.

Information Technology

Our management information systems provide a full range of business process assistance and timely information to support our merchandising strategy, warehouse management, stores and operating and financial teams. We currently use a combination of off-the-shelf and custom software running on clusters of commodity computers.

We believe our current systems provide us with competitive advantages, operational efficiencies, scalability, management control and timely reporting that allow us to identify and respond to merchandising, pricing, cost and operating trends in our business. We use a combination of internal and external resources and systems to support store point-of-sale, merchandise planning and buying, inventory management, financial reporting, customer contact and administrative functions. We believe that our information systems have the capacity to accommodate our growth plans. We constantly evaluate new hardware alternatives and software techniques to help further reduce our costs and enhance our competitive advantage through innovation.

Intellectual Property

We maintain registered trademarks such as FAIRWAY®, FAIRWAY “Like No Other Market”®, LIKE NO OTHER MARKET® and FAIRWAY WINES & SPIRITS®. Trademarks are generally renewable on a 10 year cycle. We consider our trademarks to be valuable assets that reinforce our customers’ favorable perception of our stores and an important way to establish and protect our brands in a competitive environment.

From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case-by-case basis, including, where appropriate, by sending cease and desist letters and commencing opposition actions and litigation. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation. We are currently party to an agreement with a midwestern company, Fareway, with respect to the use of the Fairway name and trademarks which prohibits us from using the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio, and prohibits that company from using the Fareway name on the East Coast and in California and certain parts of Michigan and Ohio. Our inability to use the Fairway name in these prohibited areas could adversely affect our growth strategy. We are also party to a settlement agreement that prohibits us from opening any new stores under the Fairway name in the New Jersey counties of Bergen, Essex, Hudson and Passaic. We believe this agreement will preclude us from opening one store that we otherwise might have opened in this territory. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may be unable to protect or maintain our intellectual property, which could result in customer confusion, a negative perception of our brand and adversely affect our business.”

Competition

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. We compete with various types of retailers, including alternative food retailers, such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite, Food Emporium and A&P, retailers with “big box” formats such as Target and Wal-Mart and warehouse clubs such as Costco and BJ’s Wholesale Club. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies, our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing. We also face limited competition from restaurants and fast-food chains. In addition, other established food retailers could enter our markets, increasing competition for market share.

Regulation

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, workplace safety, food safety, public health, community right-to-know and alcoholic beverage and tobacco sales. In particular, the states in which we operate and several local jurisdictions regulate the licensing of supermarkets and the sale of alcoholic beverages. Under current law we are only able to have one Fairway Wines & Spirits location in New York State, two locations in New Jersey and three locations in Connecticut, and accordingly will not be able to open another Fairway Wines & Spirits location in New York State and will only be able to open one additional Fairway Wines & Spirits location in New Jersey and two additional Fairway Wines & Spirits locations in Connecticut. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, disabled access and work permit requirements. Our stores are subject to regular but unscheduled inspections. Certain of our parking lots and warehouses and our bakery either have only temporary certificates of occupancy or are awaiting a certificate of occupancy. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. We believe that we are in material compliance with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Various aspects of our business are subject to federal, state and local laws and regulations. Our compliance with these regulations may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.”

Corporate Information

Fairway Group Holdings Corp. was incorporated as a Delaware corporation on September 29, 2006. Our corporate headquarters is located at 2284 12th Avenue, New York, New York 10027. Our telephone number is (646) 616-8000. Our website address is http://www.fairwaymarket.com. The information on, or that can be accessed through, our website is not part of this report. This report includes our trademarks and service marks, FAIRWAY®, FAIRWAY “Like No Other Market”®, LIKE NO OTHER MARKET® and FAIRWAY WINES & SPIRITS®, which are protected under applicable intellectual property laws and are the property of Fairway. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or TM symbols. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the SEC’s Public

Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Fairway and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our website, http://investors.fairwaymarket.com/sec.cfm.

ITEM 1A—RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

Our continued growth depends on new store openings and on increasing same store sales, and our failure to achieve these goals could negatively impact our results of operations and financial condition.

Our growth strategy depends, in large part, on opening new stores in existing and new areas and operating those stores successfully. Successful implementation of this strategy is dependent on finding suitable locations and negotiating acceptable lease terms for store sites, and we face competition from other retailers for such sites. There can be no assurance that we will continue to grow through new store openings. We may not be able to open new stores timely or within budget or operate them successfully, and there can be no assurance that store opening costs for, net sales of, contribution margin of and average payback period on initial investment for new stores will conform to our operating model for new urban and suburban stores discussed elsewhere in this report. New stores, particularly those we open outside the Greater New York City metropolitan area, may not achieve sustained sales and operating levels consistent with our mature store base on a timely basis or at all. Lower contribution margins from new stores, along with the impact of related store opening and store management relocation costs, may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, we may not be able to successfully integrate those stores into our existing store base and those stores may not be as profitable as our existing stores.

Also, we may not be able to successfully hire, train and retain new store employees or integrate those employees into the programs, policies and culture of Fairway. We, or our third party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We may not have the level of cash flow or financing necessary to support our growth strategy.

Additionally, our opening of new stores will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing stores. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner.

Additionally, some of our new stores may be located in areas where we have little experience or a lack of brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause these new stores to be less successful than stores in our existing markets.

Our operating results may be materially impacted by fluctuations in our same store sales, which have fluctuated in the past and will likely fluctuate in the future. A variety of factors affect our same-store sales, including:

•                                          our openings of new stores that cannibalize store sales in existing stores;

•                                          our price optimization initiative;

•                                          our competition, including competitor store openings or closings near our stores;

•                                          the number and dollar amount of customer transactions in our stores;

•                                          overall economic trends and conditions in our markets;

•                                          consumer preferences, buying trends and spending levels;

•                                          the pricing of our products, including the effects of inflation or deflation and promotions;

•                                          our ability to provide product offerings that generate new and repeat visits to our stores;

•                                          the level of customer service that we provide in our stores;

•                                          our in-store merchandising-related activities;

•                                          our ability to source products efficiently; and

•                                          the number of stores we open in any period.

Adverse changes in these factors may cause our same-store sales results to be materially lower than in recent periods, which would harm our business and could result in a decline in the price of our Class A common stock. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations.

Our operating results and stock price will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Our newly opened stores may negatively impact our financial results in the short-term and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all.

We have actively pursued new store growth and plan to continue doing so in the future. We cannot assure you that our new store openings will be successful or result in greater sales and profitability. New store openings may negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution margin during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations.

All of our existing stores are located in the Greater New York City metropolitan area and, as a result, new store openings can cannibalize sales in our stores in close proximity to the new store and our financial results can be effected by economic and competitive conditions in this area.

All of our existing stores are located in a concentrated market area in the Greater New York City metropolitan area, and we intend to grow our store base in this area in the near term at a rate of three to four stores annually. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. Consequently, our new stores will adversely impact sales at our existing stores in close proximity.

In addition, since substantially all of our revenues are derived from stores in the Greater New York City metropolitan area, any material change in economic and competitive conditions in this area or in legislation or regulation in the States of New York, New Jersey or Connecticut and in the local jurisdictions in which we operate within those states could adversely affect our business or financial performance.

Part of our growth strategy is to expand our stores into new markets outside the Greater New York City metropolitan area. We do not have experience opening and operating stores in other areas and there can be no assurance we can successfully open Fairway stores in other markets or that Fairway stores will be successful in other markets.

We operate in a highly competitive industry.

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. Because we offer a full assortment of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries, we compete with various types of retailers, including alternative food retailers, such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite, Food Emporium and A&P, retailers with “big box” formats such as Target and Wal-Mart and warehouse clubs such as Costco and BJ’s Wholesale Club. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. Due to the competitive environment in which we operate, our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes and/or greater operating costs such as marketing. We also face limited competition from restaurants and fast-food chains. In addition, other established food retailers could enter our markets, increasing competition for market share.

We rely on a combination of product offerings, customer service, store format, location and pricing to compete.

We compete with other food retailers on a combination of factors, primarily product selection and quality, customer service, store format, location and price. Our success depends on our ability to offer products that appeal to our customers’ preferences. Failure to offer such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and in the amount customers spend at our stores. We also attempt to create a convenient and appealing shopping experience for our customers in terms of customer service, store format and location.

Pricing in particular is a significant driver of consumer choice in our industry and we expect competitors to continue to apply pricing and other competitive pressures. To the extent that our competitors lower prices, our ability to maintain gross profit margins and sales levels may be negatively impacted. Some of our competitors have greater resources than we do and do not have unionized work forces, which may result in lower labor and benefit costs. These competitors could use these advantages to take measures, including reducing prices, which could adversely affect our competitive position, financial condition and results of operations.

If we do not succeed in offering attractively priced products that consumers want to buy or are unable to provide a convenient and appealing shopping experience, our sales, operating margins and market share may decrease, resulting in reduced profitability.

Economic conditions that impact consumer spending could materially affect our business.

Ongoing economic uncertainty continues to negatively affect consumer confidence and discretionary spending. Our operating results may be materially affected by changes in economic conditions nationwide or in the regions in which we operate that impact consumer confidence and spending, including discretionary spending. This risk may be exacerbated if customers choose lower-cost alternatives to our product offerings in response to economic conditions. In particular, a decrease in discretionary spending could adversely impact sales of certain of our higher margin product offerings. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending or cause consumers to shift their spending to lower-priced competitors. In addition, inflation or deflation can impact our business. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result, our results of operations could be materially adversely affected.

The geographic concentration of our stores creates an exposure to the Greater New York City metropolitan area economy and any downturn in this region could materially adversely affect our financial condition and results of operations.

We reported net losses in fiscal 2011, fiscal 2012 and fiscal 2013, and we expect to incur net losses through at least fiscal 2014.

We reported a net loss of $18.6 million in fiscal 2011, $11.9 million in fiscal 2012 and $62.9 million in fiscal 2013, and we expect to incur net losses through at least fiscal 2014. Our net losses are primarily attributable to the costs associated with new store openings, increased production and corporate overhead and associated costs of capital, as well as in fiscal 2011 losses on the early extinguishment of debt, in fiscal 2012 re-financing and pre-IPO related costs and in fiscal 2013 re-financing and pre-IPO related costs and a partial valuation allowance against our deferred tax asset. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, a new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Our growth strategy depends, in large part, on opening new stores in existing and new areas and, as a result, our results of operations will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs. Other factors that have affected and may in the future affect our results of operations include general economic conditions and changes in consumer behavior that can affect our sales, inflation and deflation trends, the extent of our infrastructure investments in the applicable period, the effectiveness of our price optimization and productivity initiatives, competitive developments and the extent of our debt service obligations. While we believe that we will generate future taxable income sufficient to utilize all prior years’ net operating losses, we cannot assure you that we will not continue to incur net losses or if and when we will report net income. See Note 13 to our financial statements included elsewhere in this report for information about our net operating losses.

We will incur compensation related charges against our earnings in the first quarter of fiscal 2014 and in subsequent periods.

In connection with our initial public offering (“IPO”) in April 2013, we granted to our directors and employees an aggregate of 2,296,838 restricted stock units in respect of Class A common stock, or RSUs, and options to purchase 1,135,772 shares of Class A common stock. These RSUs will vest on April 22, 2016 (or earlier in certain circumstances) in the case of our non-employee directors, and in the case of members of our senior management team, contingent upon the executive’s continued employment, half on April 22, 2016 and the remainder on April 22, 2017. The RSUs issued to employees who are not members of our senior management team will vest, contingent upon the employee’s continued employment, in three equal annual installments commencing on April 22, 2014. The options will vest in four equal annual installments commencing on April 22, 2014. We estimate that we will record compensation expense associated with these grants, resulting in a reduction in net earnings, of approximately $10.2 million for fiscal 2014, approximately $10.6 million for each of fiscal 2015 and fiscal 2016, approximately $3.1 million for fiscal 2017 and approximately $0.1 million for fiscal 2018, in each case net of tax, based on the initial public offering price of $13.00. We will from time to time in the future make additional restricted stock unit awards, option grants and restricted stock awards under our 2013 Long-Term Incentive Plan, which will result in compensation expense in future periods. In addition, contractual arrangements with certain of our management required us to pay them bonuses upon consummation of IPO which aggregate approximately $8.1 million. As a result, we will incur charges of approximately $8.1 million against earnings in the first quarter of fiscal 2014. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Charges Relating to Executive Compensation” and “Item 11—Executive Compensation—Equity Compensation Plans—2013 Long-Term Incentive Plan—Initial Awards,” “—IPO Bonuses” and “—Director Compensation” for more information.

We may be unable to improve our operating margins, which could adversely affect our financial condition and ability to grow.

We intend to improve our operating margins in an environment of increased competition through various initiatives, including increased sales of perishables and prepared foods and continued cost discipline focused on improving labor productivity and reducing shrink, and the development of a centralized production facility to serve our current and future stores in the Greater New York City metropolitan area. Some of our competitors do not have unionized work forces, which may result in lower labor and benefit costs. If competitive pressures cause us to lower our prices, our operating margins may decrease. If the percentage of our net sales represented by perishables decreases, our operating margins may be adversely affected. Any failure to achieve gains in labor productivity, particularly the reduction of overtime, or to reduce inventory shrink may adversely impact our operating margins. There can be no assurance that we can successfully develop a centralized production facility or that it will result in labor efficiencies or improve product quality and consistency. If we encounter operational problems at our centralized production facility, the delivery of products to, and sales at, our stores, could be adversely affected. If our operating margins stagnate or decline, our financial condition and ability to generate cash to fund our growth could be adversely affected.

Perishable products make up a significant portion of our sales, and ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately 65% of our net sales in fiscal 2013. We rely on various suppliers and vendors to provide and deliver our product inventory on a continuous basis. We could suffer significant perishable product inventory losses in the event of the loss of a major supplier or vendor, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. While we have implemented certain systems to ensure our ordering is in line with demand, we cannot assure you that our ordering systems will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results.

Disruption of significant supplier relationships could negatively affect our business.

Our single largest third-party supplier in fiscal 2011 was Supervalu and in fiscal 2012 and fiscal 2013 was White Rose, Inc., accounting for approximately 12%, 13% and 15% of our total purchases, respectively. Under our agreement with White Rose, we are obligated to purchase all our requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products, for our existing stores. In addition, United Natural Foods, Inc. (“UNFI”), which is our primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 9% of our total purchases in each of fiscal 2011, fiscal 2012 and fiscal 2013. Due to this concentration of purchases from White Rose and UNFI, the cancellation of our supply arrangement with either White Rose or UNFI or the disruption, delay or inability of White Rose or UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels. We also depend on third-party suppliers for our private label products, and the cancellation of our supply arrangement with any of these suppliers or the disruption, delay or inability of these suppliers to provide our private label products, particularly private label organic products, could adversely affect our private label sales. If our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms.

Our success depends upon our ability to source and market new products that meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

Our success depends on our ability to source and market new products that meet our standards for quality and appeal to our customers’ preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and in the amount customers spend at our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. We rely on a large number of small vendors in order to offer a broad array of products, and as we expand it may become more difficult to manage and maintain these relationships. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience, we may lose customers to our competitors. If we do not succeed in maintaining good relationships with our vendors, introducing and sourcing new products that consumers want to buy or are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, resulting in reduced profitability.

We may experience negative effects to our brand and reputation from real or perceived quality or health issues with our food products, which could lead to product liability claims or have an adverse effect on our operating results.

We believe that our reputation for providing our customers with fresh, high-quality food products is an important component of our customer value proposition and that maintaining our brand is critical to our success. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, especially in social media outlets, governmental investigations or litigation, which can have an adverse impact on these perceptions and lead to adverse effects on our business. Concerns regarding the safety or quality of our food products or of our food supply chain could cause consumers to avoid purchasing certain products from us, or to seek alternative sources of food, even if the basis for the concern is unfounded, has been addressed or is outside of our control. Food products containing contaminants or allergens could be inadvertently manufactured, prepared or distributed by us and, if processing at the consumer level does not eliminate them, these contaminants could result in illness or death. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products, which could have an adverse effect on our brand, reputation and operating results. In addition, our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem.

In September 2012, several television news shows and websites posted pictures of rodents in our Broadway store. While we believe the incident was primarily due to construction in the area and have taken comprehensive remedial steps, there can be no assurance that this will not recur at this store or occur at any of our other stores. Similar future incidents could damage our reputation and cause consumers to avoid our stores, which could have an adverse effect on our business.

Furthermore, the sale of food products entails an inherent risk of product liability claims, product recall and the resulting negative publicity. Any such claims, recalls or adverse publicity with respect to our private-label products may have an even greater negative effect on our sales and operating results, in addition to generating adverse publicity for our brand. Moreover, product liability claims of this sort may not be covered by insurance or any rights to indemnity or contribution we have against others.

Any lost confidence in us on the part of our customers would be difficult and costly to re-establish. Any such adverse effect could significantly reduce our brand value. Issues regarding the safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

We were forced to temporarily close our Red Hook store as a result of damages sustained during Hurricane Sandy, which has impacted our results of operations, and there can be no assurance that our sales or gross profit at the store will return to prior levels.

Our Red Hook store suffered substantial damage, including the loss of all inventory and a substantial portion of our equipment, during Hurricane Sandy and, as a result, the store was closed from October 29, 2012 through February 28, 2013. We are insured for property, business interruption and other hurricane-related expenses, and have received $14.3 million through May 23, 2013. However, we cannot assure you that our insurance will cover all out-of-pocket and other costs incurred by us in connection with the storm. The closure of this store impacted our results of operations for fiscal 2013 due to lost revenue and the fact that we retained substantially all of the employees of that store, as well as the timing of insurance recoveries and the achievement of certain milestones in the rebuilding process. We cannot assure you that all of the former customers of the store will return to the store, that our sales or gross profit at the store will return to prior levels or that our sales or gross profit at other stores will not decrease as a result of former customers of the Red Hook store returning to the Red Hook store.

We may be unable to protect or maintain our intellectual property, which could result in customer confusion, a negative perception of our brand and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks and servicemarks, including our FAIRWAY®, FAIRWAY “Like No Other Market”®, LIKE NO OTHER MARKET® and FAIRWAY WINES & SPIRITS® trademarks, are valuable assets that reinforce our customers’ favorable perception of our stores.

From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case-by-case basis, including, where appropriate, by sending cease and desist letters and commencing opposition actions and litigation. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation. We are currently party to a settlement with a midwestern grocery company, “Fareway,” with respect to the use of the Fairway name and trademarks which prohibits us from using the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio, and prohibits that company from using the Fareway name on the East Coast and in California and certain parts of Michigan and Ohio. Our inability to use the Fairway name in these prohibited areas could adversely affect our growth strategy. We are also party to a settlement agreement that prohibits us from opening any new stores under the Fairway name in certain parts of the New Jersey counties of Bergen, Essex, Hudson and Passaic. We believe this agreement will preclude us from opening one store that we otherwise might have opened in this territory.

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products, which could, in turn, adversely affect our sales and profitability. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.

We rely on information technology and administrative systems and any inadequacy, failure, interruption or security breach of those systems may harm our ability to effectively operate our business.

We rely extensively on our information technology and administrative systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes. The failure of our information technology or administrative systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business to suffer. In addition, our information technology and administrative systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, cyber-attacks, viruses and security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, require us to expend significant time and expense developing, maintaining or upgrading our information technology or administrative systems, or prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology or administrative services on a timely basis. Any material interruption in our information systems may have a material adverse effect on our operating results.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.

We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions require us to receive, transmit and store a large amount of personally identifiable and transaction related data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments. Additionally, if we suffer data breaches one or more of the credit card processing companies that we rely on may refuse to allow us to continue to participate in their network, which would limit our ability to accept credit cards at our stores and could adversely affect our business, results of operations, financial condition and cash flows.

Data theft, information espionage or other criminal activity directed at the retail industry or computer or communications systems may materially adversely affect our business by causing us to implement costly security measures in recognition of actual or potential threats, by requiring us to expend significant time and expense developing, maintaining or upgrading our information technology systems and by causing us to incur significant costs to reimburse third parties for damages. Such activities may also materially adversely affect our financial condition, results of operations and cash flows by reducing consumer confidence in the marketplace and by modifying consumer spending habits.

The landlord for a portion of our Broadway store has the right to terminate the lease at any time after June 30, 2017, which could adversely affect our business.

Our Broadway store is one of our most important stores. The store is located in two properties with two different landlords. The landlord for the building in which approximately half of this store is located has the right, at any time after June 30, 2017, to terminate the lease, upon at least 18 months’ prior notice, in order to make substantial renovations to the existing building or construct a new building. If the landlord elects to terminate the lease, then we have the option to enter into a new lease for space on the lower level, ground floor and second level of the renovated or new building constructed on those premises with no less than the current square footage. However, during the renovation or construction, the portion of the Broadway store located in this building will be closed, and we expect that the remaining portion of the store will need to be closed for at least a portion of such period. If we are not able to find a suitable replacement location nearby for this store or if we are not able to operate at least a portion of the store during this period of renovation or construction, our business and results of operations would be adversely affected.

We lease certain of our stores and related properties from a related party.

Howard Glickberg, one of our directors and executive officers, owns a one-third interest in entities which lease to us the premises at which a portion of our Broadway store is located, the premises at which our Harlem store, Harlem bakery and Harlem warehouse are located and the premises at which the parking lot for our Harlem store is located. The remainder of these entities is owned by Mr. Glickberg’s former business partners (the “Former Partners”). Mr. Glickberg also owns a 16.67% interest in the landlord for the premises where our Red Hook store is located. During fiscal 2011, fiscal 2012 and fiscal 2013, rental payments (excluding maintenance and taxes that we are obligated to pay) under the leases for the Harlem properties and portion of the Broadway store aggregated $2,525,583, $2,569,403 and $4,433,500, respectively, of which, based on his ownership and before giving effect to any expenses, Mr. Glickberg is entitled to $841,861, $856,468 and $1,477,833, respectively. During fiscal 2011, fiscal 2012 and fiscal 2013, rental payments (excluding maintenance and taxes that we are obligated to pay) under the lease for the Red Hook store aggregated $1,421,151, $1,421,151 and $1,386,180, respectively, of which, based on his ownership and before giving effect to any expenses, Mr. Glickberg is entitled to $236,859, $236,859 and $231,030, respectively. The leases for each of these properties provides for a periodic reset of base rent to fair market rent based upon the highest and best retail use of the premises (without reference to the lease). The leases provide that if we and these entities cannot agree on the fair market rent, the fair market rent will be determined by arbitration. In December 2012, we agreed with the landlords of the Harlem properties and a portion of the Broadway store to a reset of the annual base rent for these properties that increased our base rent for these properties by an aggregate of approximately $1.8 million for fiscal 2013. We and the landlord for the Red Hook store are currently in discussions regarding the reset of the base rent to fair market rent. We cannot predict the outcome of these discussions or any arbitration; however, if the arbitrator chooses the amount proposed by our landlord, it could have an adverse effect on our results of operations and gross margin. In addition, our Red Hook store is required to obtain its electricity, heated/chilled water, hot and cold potable water and sewer services from an entity owned by the owners of the premises where our Red Hook store is located. We believe that the owner of the co-generation plant has overcharged us for utilities since our initial occupancy of the premises in December 2005. Since November 2008, we have not fully paid the utility invoices, but instead remitted lesser amounts based on the methodology that we believe represents the parties’ original intentions with respect to the utility charge calculations. There can be no assurance that we will not be required to pay the amounts we withheld. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with Howard Glickberg—Real Estate Leases.”

Failure to retain our senior management and other key personnel may adversely affect our operations.

Our success is substantially dependent on the continued service of our senior management and other key personnel. These executives, and in particular Charles Santoro, our Executive Chairman, and Herb Ruetsch, our Chief Executive Officer, have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers and consumers. The loss of the services of any of these executives and other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. The loss of key employees could negatively affect our business.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

The food retail industry is labor intensive, and our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified store-level employees.

Federal and state governments from time to time implement laws, regulations or programs that regulate our ability to attract or retain qualified employees. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we have implemented, and are in the process of enhancing, procedures to ensure our compliance with the employment eligibility verification requirements, there can be no assurance that these procedures are adequate and some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or civil or criminal penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and makes it more difficult to hire and keep qualified employees. We have from time to time been required to terminate the employment of certain of our employees who were determined to be unauthorized workers. For example, following an audit by the Department of Homeland Security of the work authorization documents of our employees in our Pelham Manor, NY store that began in February 2011, we were notified in May 2012 that approximately 55 employees may not have had valid employment authorization documents, and we then terminated the approximately 35 employees still working for us who could not then provide valid documentation, resulting in a temporary increase in labor costs and disruption of our operations as we hired and trained new employees. We may be subject to fines or other penalties as a result of this audit. There can be no assurance that any future audit will not require us to terminate employees and pay fines or other penalties. The termination of a significant number of employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.

Prolonged labor disputes with unionized employees and increases in labor costs could adversely affect our business.

Our largest operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs. As a result, we are exposed to risks associated with a competitive labor market and, more specifically, to any disruption of our unionized work force. As of May 16, 2013, approximately 81% of our employees were represented by unions and covered by collective bargaining agreements that are subject to periodic renegotiation. Two of our current collective bargaining agreements expire in March 2014, one expires in April 2014 and one expires in February 2015.

In the renegotiation of our current contracts and the negotiation of our new contracts, rising health care and pension costs and the nature and structure of work rules will be important issues. The terms of the renegotiated collective bargaining agreements could create either a financial advantage or disadvantage for us as compared to our major competitors and could have a material adverse effect on our results of operations and financial condition. Our labor negotiations may not conclude successfully or may result in a significant increase in labor costs, and work stoppages or labor disturbances could occur. A prolonged work stoppage could have a material adverse effect on our financial condition, results of operations and cash flows. We also expect that in the event of a work stoppage or labor disturbance, we could incur additional costs and face increased competition.

The cost of providing employee benefits continues to increase and is subject to factors outside of our control.

We provide health benefits to substantially all of our full-time employees and, under our collective bargaining agreements, contribute to the cost of health benefits provided by the unions. Even though employees generally pay a portion of the cost, our cost of providing these benefits has increased steadily over the last several years. We anticipate future increases in the cost of health benefits, partly, but not entirely, as a result of the implementation of federal health care reform legislation. We currently pay all of the healthcare insurance premiums for our unionized employees. However, the healthcare insurance coverage for our unionized employees currently does not meet the minimum coverage requirements of the Patient Protection and Affordable Care Act, or PPACA. If

the union plans are amended to meet the minimum requirements of PPACA, such change will likely require a meaningful increase in the amount of such health insurance premiums that we pay. If the union plans are not amended to meet the minimum requirements of PPACA beginning January 1, 2014, we will either be required (subject to collective bargaining) to provide healthcare insurance meeting the minimum requirements or pay an annual penalty of $2,000 (or $3,000 in certain circumstances) for every full-time unionized employee and each of our part-time unionized employee that works an average of 30 hours or more per week. At May 16, 2013, we had approximately 3,900 unionized employees. We cannot at this time predict the financial impact of PPACA on our financial condition and results of operations, as it will depend in large part on whether the union amends its healthcare plans for employees who work an average of 30 hours or more per week to comply with PPACA and, if so, the cost of such plans, as well as the number of unionized employees we have who work at least 30 hours per week, although the financial impact could be material. If we are unable to control healthcare costs, we will experience increased operating costs, which may adversely affect our financial condition and results of operations.

We participate in one underfunded multiemployer pension plan on behalf of most of our union-affiliated employees, and we are required to make contributions to this plan under our collective bargaining agreement. This multiemployer pension plan is currently underfunded in part due to increases in the costs of benefits provided or paid under the plan as well as lower returns on plan assets. The unfunded liabilities of this plan may require increased future payments by us and other participating employers. As of December 31, 2012, this multiemployer plan was deemed by its plan actuary to be “endangered” because the plan is less than 80% funded. As a result, the plan has adopted a funding improvement plan to increase the plan’s funding percentage. In the future, our required contributions to this multiemployer plan could increase as a result of many factors, including the outcome of collective bargaining with the union, actions taken by trustees who manage the plan, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit the plan. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan. Increased pension costs may adversely affect our financial condition and results of operations. See Note 12 to our consolidated financial statements included elsewhere in this report.

Various aspects of our business are subject to federal, state and local laws and regulations. Our compliance with these regulations may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, workplace safety, food safety, public health, community right-to-know and alcoholic beverage and tobacco sales. In particular, the states in which we operate and several local jurisdictions regulate the licensing of supermarkets and the sale of alcoholic beverages. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, disabled access and work permit requirements. Compliance with new laws in these areas, or with new or stricter interpretations of existing requirements, could reduce the revenue and profitability of our stores and could otherwise materially adversely affect our business, financial condition or results of operations. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Certain of our parking lots and warehouses either have only temporary certificates of occupancy or are awaiting a certificate of occupancy which, if not granted, would require us to stop using such property. Our central bakery does not have a certificate of occupancy and, due to the age and structure of the building, we do not believe we would be able to obtain one without substantial modifications to the building. We are in the process of relocating the central bakery; however, until we do so, if we are not permitted to continue our central bakery operations at our current facility, our results of operations could be adversely affected. The buildings in which our Broadway and Harlem stores are located are old and therefore require greater maintenance expenditures by us in order to maintain them in compliance with applicable building codes. If we are unable to maintain these stores in compliance with applicable building codes, we could be required by the building department to close them. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future.

The terms of our senior credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our senior credit facility includes a number of customary restrictive covenants that could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•                                          incur additional debt;

•                                          make certain investments;

•                                          enter into certain types of transactions with affiliates;

•                                          limit dividends or other payments by our restricted subsidiaries to us;

•                                          use assets as security in other transactions;

•                                          pay dividends on our common stock or repurchase our equity interests;

•                                          sell certain assets or merge with or into other companies;

•                                          guarantee the debts of others;

•                                          enter into new lines of business;

•                                          make capital expenditures;

•                                          prepay, redeem or exchange our other debt; and

•                                          form any joint ventures or subsidiary investments.

In addition, our senior credit facility requires us to maintain specified financial ratios.

Our ability to comply with the covenants and other terms of our senior credit facility will depend on our future operating performance and, in addition, may be affected by events beyond our control, and we cannot assure you that we will meet them. If we fail to comply with such covenants and terms, we would be required to obtain waivers from our lenders or agree with our lenders to an amendment of the facility’s terms to maintain compliance under such facility. If we are unable to obtain any necessary waivers and the debt under our senior credit facility is accelerated, it would have a material adverse effect on our financial condition and future operating performance.

Our senior credit facility requires us to use 50% of our annual adjusted excess cash flow (which percentage will decrease upon achievement and maintenance of specified leverage ratios) to prepay our outstanding term loans. This requirement will reduce the funds available to us for new store growth and working capital.

Our senior credit facility limits the amount of capital expenditures that we can make in any fiscal year that are not financed with proceeds from the sale of our equity securities. This limitation may adversely affect our ability to open new stores or result in additional dilution if we issue additional equity securities.

Our senior credit facility provides that if any person other than Sterling Investment Partners owns, directly or indirectly, beneficially or of record, shares representing more than 35% of the voting power of our outstanding common stock, the lenders can declare all borrowings under the senior credit facility to be immediately due and payable.

We have significant debt service obligations and may incur additional indebtedness in the future which could adversely affect our financial health and our ability to react to changes to our business.

As of March 31, 2013, we had total debt of approximately $274.3 million (including unamortized original issue discount of approximately $15.0 million on our senior debt). Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Our level of indebtedness has important consequences. For example, our level of indebtedness may:

•                                          require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, new store growth and other general corporate purposes;

•                                          limit our ability to pay future dividends;

•                                          limit our ability to obtain additional financing for working capital, new store growth, capital expenditures and other investments, which may limit our ability to implement our business strategy;

•                                          heighten our vulnerability to downturns in our business, the food retail industry or the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the food retail industry;

•                                          expose us to the risk of increased interest rates as our borrowings under our senior credit facility are at variable rates; or

•                                          prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior credit facility. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

Our plans to open new stores require us to spend capital, which must be allocated among various projects. Failure to use our capital efficiently could have an adverse effect on our profitability.

Our growth strategy depends on our opening new stores, which will require us to use cash generated by our operations and a portion of the net proceeds of our IPO, as well as borrowings under our senior credit facility. We cannot assure you that cash generated by our operations, the net proceeds of our IPO and borrowings under our senior credit facility will be sufficient to allow us to implement our growth strategy. If this cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned store openings, which could have a material adverse effect on our financial condition and future operating performance and the price of our Class A common stock.

Litigation may materially adversely affect our business, financial condition and results of operations.

Our operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may be a party to individual personal injury, product liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our businesses, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our businesses, financial condition, results of operations and cash flows.

Increased commodity prices and availability may impact profitability.

Many of our products include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Commodity prices worldwide have been increasing. While commodity price inputs do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. Although we typically are able to mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Severe weather, natural disasters and adverse climate changes may materially adversely affect our financial condition and results of operations.

Severe weather conditions and other natural disasters in areas where we have stores or from which we obtain the products we sell may materially adversely affect our retail operations or our product offerings and, therefore, our results of operations. Such conditions may result in physical damage to, or temporary or permanent closure of, one or more of our stores, an insufficient work force in our markets and/or temporary disruption in the supply of products, including delays in the delivery of goods to our stores or a reduction in the availability of products in our stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within our supply chain. Any of these factors may disrupt our businesses and materially adversely affect our financial condition, results of operations and cash flows.

For example, we temporarily closed all of our stores as a result of Hurricane Sandy, which struck the Greater New York City metropolitan area on October 29, 2012. While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions due to inventory delays as a result of transportation issues, loss of electricity at certain of our locations and the inability of some of our employees to travel to work due to transportation issues. In addition, our Red Hook store suffered substantial damage, including the loss of all inventory and a substantial portion of its equipment, and it was not reopened until March 1, 2013. See “—We were forced to temporarily close our Red Hook store as a result of damages sustained during Hurricane Sandy, which has impacted our results of operations, and there can be no assurance that our sales or gross profit at the store will return to prior levels.”

The occurrence of a widespread health epidemic may materially adversely affect our financial condition and results of operations.

Our business may be severely impacted by wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic, such as pandemic flu. Such activities, threats or epidemics may materially adversely impact our business by disrupting production and delivery of products to our stores, by affecting our ability to appropriately staff our stores and by causing customers to avoid public gathering places or otherwise change their shopping behaviors.

Proposed changes to financial accounting standards could require our store leases to be recognized on the balance sheet.

In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on the balance sheet. All of our existing stores are subject to leases, which have remaining terms of up to 26 years, and as of March 31, 2013, we had undiscounted operating lease commitments of approximately $615.7 million, scheduled through 2039, related primarily to our stores, including two stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 14 to our consolidated financial statements included elsewhere in this report, but are not reflected as liabilities on our consolidated balance sheets. During fiscal 2013, our cash operating lease expense was approximately $24.0 million.

In May 2013, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a revised joint discussion paper highlighting proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification 840 (“ASC 840”), Leases (formerly Statement of Financial Accounting Standards 13, Accounting for Leases) requires that operating leases are classified as an off-balance sheet transaction and only the current year operating lease expense is accounted for in the income statement. In order to determine the proper classification of our stores as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our store leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets, which means that neither a leased asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. The proposed changes to ASC 840 would require that substantially all operating leases be recognized as assets and liabilities on our balance sheet. The right to use the leased property would be capitalized as an asset and the expected lease payments over the life of the lease would be accounted for as a liability. The effective date, which has not been determined, could be as early as 2016 and may require retrospective adoption. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our income statement, while reducing the amount of rent expense. This could potentially decrease our net income.

Our high level of fixed lease obligations could adversely affect our financial performance.

Our high level of fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the stores may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder. Certain of our leases are with entities affiliated with our vice chairman of development and are currently the subject of negotiation to reset the annual base rent for these leases to fair market rent. See “—We lease certain of our stores and other properties from a related party” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with Howard Glickberg—Real Estate Leases.”

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill. As of March 31, 2013, we had goodwill of approximately $95.4 million, which represented approximately 28.2% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill and Other Intangible Assets.”

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2011, 2012 and 2013, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Risks Relating to Ownership of Our Class A Common Stock

We are controlled by investment funds managed by affiliates of Sterling Investment Partners, whose interests in our business may be different from yours.

Our Class B common stock has ten votes per share, and our Class A common stock, which is publicly traded, has one vote per share. At May 31, 2013 Sterling Investment Partners owned 6,482,730 shares of Class A common stock and 13,080,655 shares of Class B common stock representing approximately 47.3% of our outstanding common stock and approximately 76.5% of the voting power of our outstanding common stock. In addition, Sterling Investment Partners owns warrants to purchase 1,699,949 shares of Class A common stock which, if exercised, would result in them owning approximately 49.4% of our outstanding common stock, representing approximately 76.3% of the voting power of our outstanding common stock. As such, Sterling Investment Partners has significant influence over our reporting and corporate management and affairs, and, because of the ten-to-one voting ratio between our Class B and Class A common stock, Sterling Investment Partners controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders. Sterling Investment Partners will, for so long as the shares of Class B common stock owned by it and its permitted transferees represent at least 5% of all outstanding shares of our Class A and Class B common stock, effectively control actions to be taken by us and our board of directors, including the election of directors, amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. These actions may be taken even if other stockholders oppose them. Sterling Investment Partners’ control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply to Sterling Investment Partners, or any of our directors who are associates of, or affiliated with, Sterling Investment Partners, in a manner that would prohibit them from investing in competing businesses. It is possible that the interests of Sterling Investment Partners and their affiliates may in some circumstances conflict with our interests and the interests of our other stockholders, including you, and Sterling Investment Partners may act in a manner that advances its best interests and not necessarily those of our other stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes and transfers to members of Sterling Investment Partners. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. All outstanding shares of Class A common stock and Class B common stock will automatically convert into a single class of common stock when Sterling Investment Partners and its permitted transferees no longer own any shares of Class B common stock.

Sterling Investment Partners is not subject to any contractual obligation to retain its controlling interest, except that it has agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of our common stock or other securities exercisable or convertible into our common stock prior to October 14, 2013 without the prior written consent of Credit Suisse Securities (USA) LLC. There can be no assurance as to the period of time during which Sterling Investment Partners will in fact maintain its ownership of our common stock.

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors has determined not to have a majority of our board of directors be independent, have a compensation committee composed solely of independent directors or have an independent nominating function and has chosen to have the full board of directors be directly responsible for nominating members of our board. Accordingly, should the interests of Sterling Investment Partners, as our controlling stockholder, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Although we qualify as a “controlled company”, we must have an independent audit committee consisting of three members. We currently have two independent directors on our audit committee, and the rules of the NASDAQ Global Market permit the composition of our audit committee to be phased-in as follows: (i) one independent committee member at the time of our IPO; (ii) a majority of independent committee members by July 15, 2013; and (iii) all independent committee members by April 16, 2014. We currently have two independent directors. If we cannot satisfy or continue to satisfy the phase-in requirement for our audit committee under the applicable listing rules, our Class A common stock will be delisted, which would negatively impact the price of, and your ability to sell, our Class A common stock.

Conflicts of interest may arise because some of our directors are representatives of our controlling stockholders.

Messrs. Santoro, Selden and Barr, who are representatives of Sterling Investment Partners, serve on our board of directors, and Mr. Santoro serves as our Executive Chairman. Sterling Investment Partners and affiliated funds may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Sterling Investment Partners and its affiliates, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction or (iii) the transaction is otherwise fair to us. Under our amended and restated certificate of incorporation, representatives of Sterling Investment Partners are not required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacity as a director of ours.

An active, liquid trading market for our Class A common stock may not develop, which could limit your ability to sell your shares of our Class A common stock at an attractive price, or at all.

Prior to our initial public offering on April 16, 2013, there was no public market for our Class A common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our Class A common stock or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of Class A common stock at a price that is attractive to you, or at all.

Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.

The market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•                                          announcements of new store openings or initiatives, commercial relationships, acquisitions or other events by us or our competitors;

•                                          failure of any of our initiatives to achieve commercial success;

•                                          fluctuations in stock market prices and trading volumes of securities of similar companies;

•                                          general market conditions and overall fluctuations in U.S. equity markets;

•                                          variations in our operating results, or the operating results of our competitors;

•                                          actual or anticipated growth rates relative to our competitors;

•                                          changes in our financial guidance to investors and analysts or our failure to achieve such expectations;

•                                          delays in, or our failure to provide, financial guidance;

•                                          changes in securities analysts’ estimates of our financial performance or our failure to achieve such estimates;

•                                          sales of large blocks of our Class A common stock, including sales by Sterling Investment Partners or by our executive officers or directors;

•                                          additions or departures of any of our key personnel;

•                                          changes in accounting principles or methodologies;

•                                          economic, legal and regulatory factors unrelated to our performance;

•                                          changing legal or regulatory developments in the U.S.;

•                                          discussion of us or our stock price by the financial press and in online investor forums; and

•                                          negative publicity about us in the media and online.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our Class A common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business.

Because we have no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than you paid.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases. In addition, our senior credit facility contains restrictions on our ability to pay dividends.

Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

The price of our Class A common stock could decline if there are substantial sales of our Class A common stock, particularly sales by our directors, executive officers, employees and significant stockholders, or when there is a large number of shares of our Class A common stock available for sale. These sales, or the perception that these sales might occur, could depress the market price of our Class A common stock and might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

At May 31, 2013, 41,377,714 shares of our common stock outstanding were outstanding. Of these, the 15,697,500 shares of Class A common stock that were sold in our initial public offering are freely tradable (except for any shares purchased by our affiliates and other than shares purchased by any of our existing stockholders pursuant to the reserved share program who are subject to lock-up agreements) and 25,735,214 shares are subject to lock-up agreements through October 14, 2013. A large portion of our shares are held by Sterling Investment Partners. Moreover, Sterling Investment Partners has rights, subject to some conditions, to require us to file registration statements covering the shares they and certain of our other existing stockholders currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Registration Rights Agreement.”

Credit Suisse Securities (USA) LLC may, in its sole discretion, permit our executive officers, our directors, Sterling Investment Partners and our other stockholders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements with the underwriters.

We intend to register all common stock that we may issue under our 2013 Long-Term Incentive Plan. An aggregate of 5,472,136 shares of our Class A common stock are reserved for issuance under the 2013 Long-Term Incentive Plan, including 2,338,509 shares subject to outstanding RSU awards at May 31, 2013 and 1,129,642 shares subject to outstanding option grants at May 31, 2013. Once we register these shares, which we plan to do shortly, they can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our Class A common stock.

Also, in the future, we may issue shares of our Class A common stock in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock.

The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of Class A common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

Our operating results have historically varied from period-to-period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our forecasts of future financial results fail to meet the expectations of securities analysts and investors, our Class A common stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.

Factors associated with our industry, the operation of our business and the markets for our products may cause our quarterly financial results to fluctuate, including:

•                                          our ability to open new stores on a timely basis or at all;

•                                          our ability to achieve sustained sales and profitable operating margins at new stores;

•                                          the availability of financing to pursue our new store openings on satisfactory terms or at all;

•                                          our ability to compete effectively with other retailers;

•                                          our ability to maintain price competitiveness;

•                                          the geographic concentration of our stores;

•                                          ongoing economic uncertainty;

•                                          our ability to maintain or improve our operating margins;

•                                          ordering errors or product supply disruptions in the delivery of perishable products;

•                                          negative effects to our reputation from real or perceived quality or health issues with our food products;

•                                          our ability to protect or maintain our intellectual property;

•                                          the failure of our information technology or administrative systems to perform as anticipated;

•                                          data security breaches and the release of confidential customer information;

•                                          our ability to retain and attract senior management, key employees and qualified store-level employees;

•                                          rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;

•                                          our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•                                          changes in law;

•                                          additional indebtedness incurred in the future;

•                                          our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•                                          claims made against us resulting in litigation;

•                                          increases in commodity prices;

•                                          severe weather and other natural disasters in areas in which we have stores;

•                                          wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;

•                                          changes to financial accounting standards regarding store leases;

•                                          our high level of fixed lease obligations; and

•                                          impairment of our goodwill.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

The supervoting rights of our Class B common stock and other anti-takeover provisions in our organizational documents and Delaware law might discourage or delay attempts to acquire us that you might consider favorable.

Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•                                          any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•                                          we have a dual class common stock structure, which provides Sterling Investment Partners with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•                                          when we no longer have outstanding shares of our Class B common stock, certain amendments to our amended and restated certificate of incorporation or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of common stock;

•                                          when we no longer have outstanding shares of our Class B common stock, vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•                                          our board of directors is classified into three classes of directors with staggered three-year terms so that not all members of our board of directors are elected at one time and directors will only be able to be removed from office for cause;

•                                          when we no longer have outstanding shares of our Class B common stock, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;

•                                          only our chairman or a majority of our board of directors is authorized to call a special meeting of stockholders;

•                                          advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•                                          our board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;

•                                          our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock; and

•                                          certain litigation against us can only be brought in Delaware.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of certain stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Prior to our initial public offering in April 2013, we were not required to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Although we are now required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until fiscal 2014. However, as an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of fiscal 2014 or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Accordingly, we have included detailed compensation information for only our three most highly compensated executive officers and have not included a compensation discussion and analysis (CD&A) of our executive compensation programs in this report. For so long as we are an emerging growth company, we will not be required to:

•                                          have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•                                          comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•                                          submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and

•                                          disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, while we are an emerging growth company the JOBS Act will permit us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay the adoption of new or revised accounting pronouncements applicable to public and private companies until such pronouncements become mandatory for private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public and private companies.

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the end of fiscal 2019; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter.

We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to divert attention from operational and other business matters to devote substantial time to public company requirements.

We have operated as a private company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we will be required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the rules and regulations of the NASDAQ Global Market and the requirements of the Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we currently have a limited internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and provide significant management oversight. We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business, results of operations and financial condition. If we do not implement or comply with such requirements in a timely manner, we might be subject to sanctions or investigation by regulatory authorities. Any such action could harm our reputation and the confidence of investors and customers in our company, and could materially adversely affect our business and cause our Class A common stock price to decline. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors and our board committees or as executive officers.

Our business and stock price may suffer as a result of our lack of public company operating experience. In addition, if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

We have been a privately-held company, and our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. As a new public company we do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

We currently operate 12 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits stores. We lease all of our locations, most of them pursuant to long-term leases with initial terms of at least 15 years and several five to 10 year renewal options. We believe our portfolio of long-term leases is a valuable asset supporting our retail operations. Information regarding our stores is as follows:

Location	Date Opened	Selling Square Footage(1)		Gross Square Footage
Broadway (Manhattan), New York(2)	1933	21,731		59,468
Harlem (Manhattan), New York(3)	December 1995	25,853		52,005
Plainview, New York	May 2001	36,579		55,180
Red Hook (Brooklyn), New York(3)(4)	May 2006	38,977		75,814
Paramus, New Jersey	March 2009	32,643		50,307
Pelham Manor, New York	April 2010	49,963	(5)	75,310
Stamford, Connecticut	November 2010	48,691	(5)	86,062
Upper East Side (Manhattan), New York	July 2011	22,109		41,394
Douglaston, New York	November 2011	38,239		57,360
Woodland Park, New Jersey	June 2012	41,452	(5)	63,491
Westbury, New York	August 2012	44,640		68,357
Kips Bay (Manhattan), New York	December 2012	24,129		56,627
Chelsea (Manhattan), New York	Not yet open	—	(6)	26,455	(7)
Nanuet, New York	Not yet open	50,500	(7)	66,000	(7)

(1)                                 Includes any outdoor produce areas, café and bakery areas, but excludes the square footage of the kitchen, bakery, meat department and produce coolers in our stores.

(2)                                 The landlord for a portion of this property has the right, at any time after June 30, 2017, to terminate this lease, upon at least 18 months’ prior notice, in order to make substantial renovations to the existing building or construct a new building. If the landlord elects to terminate the lease, then we have the option to enter into a new lease for space on the lower level, ground floor and second level of the renovated or new building constructed on those premises with no less than the current square footage. See “Item 1A—Risk Factors—Risks Relating to Our Business—The landlord for a portion of our Broadway store has the right to terminate the lease at any time after June 30, 2017, which could adversely affect our business.” We lease the remainder of this property from an entity in which Howard Glickberg, our vice chairman of development and a director, owns an interest. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with Howard Glickberg—Real Estate Leases” and “Item 1A—Risk Factors—Risks Relating to Our Business—We lease certain of our stores and related properties from a related party.”

(3)                                 We lease this property from entities in which Howard Glickberg, our vice chairman of development and a director, owns an interest. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with Howard Glickberg—Real Estate

Leases” and “Item 1A—Risk Factors—Risks Relating to Our Business—We lease certain of our stores and related properties from a related party.”

(4)                                 This store was temporarily closed from October 29, 2012 through February 28, 2013 due to damage sustained during Hurricane Sandy. See “Item 1A—Risk Factors-Risks Relating to our Business-We were forced to temporarily close our Red Hook store as a result of damages sustained during Hurricane Sandy, which has impacted our results of operations, and there can be no assurance that our sales or gross profit at the store will return to prior levels.”

(5)                                 Selling square footage includes adjacent (Pelham Manor, 4,808 sq. ft.; Stamford, 5,736 sq. ft.) or integrated (Woodland Park, 2,755 sq. ft.) Fairway Wines & Spirits location.

(6)                                 Not yet determined.

(7)                                 Estimated, as this location has not yet opened.

We lease our corporate headquarters, parking lots by certain of our stores, warehouse space and the facility where we are establishing a centralized production facility.

ITEM 3—LEGAL PROCEEDINGS

We are subject to various legal claims and proceedings which arise in the ordinary course of our business, including employment related claims, involving routine claims incidental to our business. Although the outcome of these routine claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these claims will have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Global Market under the symbol “FWM” since April 16, 2013. Prior to that time, there was no public market for our stock.

As of May 24, 2013, there were approximately 60 holders of record of our Class A common stock, and the closing price of our common stock was $21.15 per share as reported on the NASDAQ Global Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of May 24, 2013, there were 10 holders of record of our Class B common stock. For additional information related to ownership of our stock by certain beneficial owners and management, refer to “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Registered Sales of Equity Securities

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-184063), which was declared effective by the SEC on April 16, 2013. The offering commenced on April 16, 2013 and did not terminate before all of the shares in the IPO registered in the registration statement were sold. Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC and William Blair & Company, L.L.C. acted as the managing underwriters.

We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO.  We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, of which $17,687,724 was paid to the funds affiliated with Sterling Investment Partners and $654,772 was paid to Howard Glickberg, a director and our vice chairman of development, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, of which $45,298,477 was paid to the funds affiliated with Sterling Investment Partners and $5,738,657 was paid to Howard Glickberg, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million (see “Item 11—Executive Compensation—Additional Narrative Disclosure—IPO Bonuses”). We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes.  We did not receive any of the proceeds from the sale of shares by the selling stockholders. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 17, 2013 pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, corporate debt, agencies and guaranteed obligations of the U.S. government.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases by us of shares of our Class A common stock for the fiscal quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Five Weeks (12/31/12-2/3/13)	0	$0.00	0	$0.00
Four Weeks (2/4/13-3/3/13)	0	$0.00	0	$0.00
Four Weeks (3/4/13-3/31/13)	136,485	$10.99	0	$0.00
Total	136,485	$10.99	0	$0.00

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our senior credit facility contains restrictions on our ability to pay dividends.

ITEM 6—SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statement of operations, balance sheet and other data for the periods presented and should only be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes thereto. Each of our fiscal years ended March 29, 2009, March 28, 2010, April 1, 2012 and March 31, 2013 consists of 52 weeks; our fiscal year ended April 3, 2011 consists of 53 weeks. The differing length of certain fiscal years may affect the comparability of certain data and the temporary closure of our Red Hook store due to damage sustained during Hurricane Sandy may affect the comparability of certain data for fiscal 2012 and fiscal 2013. Our historical results are not necessarily indicative of our results in any future period.

Statement of Operations Data

	Fiscal Year Ended
	March 29, 2009(1)	March 28, 2010	April 3, 2011	April 1, 2012	March 31, 2013
	(dollars in thousands, except for per share data)
Net sales(2)	$343,106	$401,167	$485,712	$554,858	$661,244
Cost of sales and occupancy costs(3)	230,912	271,599	326,207	368,728	445,379
Gross profit(4)	112,194	129,568	159,505	186,130	215,865
Direct store expenses	70,371	85,840	109,867	132,446	154,753
General and administrative expenses(5)	28,998	34,676	40,038	44,331	60,192
Store opening costs(6)	3,066	3,949	10,006	12,688	19,015
Income (loss) from operations	9,759	5,103	(406)	(3,335)	(18,095)
Business interruption insurance recoveries(7)	—	—	—	—	5,000
Interest expense, net	(10,279)	(13,787)	(19,111)	(16,918)	(23,964)
Loss on early extinguishment of debt(8)	—	(2,837)	(13,931)	—	—
Loss before income taxes	(520)	(11,521)	(33,448)	(20,253)	(37,059)
Income tax benefit (provision)(9)	851	4,426	14,860	8,304	(25,809)
Net income (loss)	$331	$(7,095)	$(18,588)	$(11,949)	$(62,868)
Net (loss) attributable to common stockholders(10)	$(10,836)	$(23,750)	$(39,021)	$(36,677)	$(92,689)
Net (loss) per share attributable to common stockholders (basic and diluted)(10)	$(0.89)	$(1.95)	$(3.22)	$(3.01)	$(7.52)
Net income (loss) per share (pro forma basic and diluted) (10)	$0.02	$(0.34)	$(0.84)	$(0.52)	$(2.52)

Weighted average number of common shares outstanding (in 000s)(10)
Basic and diluted	12,187	12,190	12,122	12,189	12,326
Pro forma basic and diluted	18,027	20,945	22,151	23,137	24,959

Other Financial Data

	Fiscal Year Ended
	March 29, 2009(1)	March 28, 2010	April 3, 2011	April 1, 2012	March 31, 2013
	(dollars in thousands)
Adjusted EBITDA(11)	$21,785	$23,874	$29,309	$35,775	$47,364
Depreciation and amortization	$7,175	$10,233	$14,588	$19,202	$22,093
Capital expenditures	$21,650	$21,658	$27,797	$44,528	$57,916
Gross margin(12)	32.7%	32.3%	32.8%	33.5%	32.6%
Adjusted EBITDA margin(13)	6.3%	6.0%	6.0%	6.4%	7.2%
Pro forma Adjusted EBITDA margin(13)(14)	6.3%	6.0%	6.0%	6.4%	6.9%

Selected Operating Data

	Fiscal Year Ended
	March 29, 2009(1)	March 28, 2010	April 3, 2011	April 1, 2012	March 31, 2013
Locations at end of period(15)	5	5	7	9	12
Total gross square feet at end of period	292,774	292,774	454,146	552,900	741,375
Change in square footage for period	20.7%	—	55.1%	21.7%	34.1%
Average store size
Gross square feet	58,555	58,555	64,878	61,433	61,781
Selling square feet(16)	31,157	31,157	36,348	34,976	35,417
Average net sales per square foot
Gross square foot(17)	$1,409	$1,370	$1,307	$1,029	$1,123
Selling square foot(17)	$2,774	$2,575	$2,457	$1,859	$1,963
Average net sales per store per week ($000)(18)	$1,642	$1,543	$1,472	$1,246	$1,252
Comparable store sales growth (decrease) per period(19)	10.1%	0.5%	(4.3)%	(7.9)%	(1.9)%
New stores opened in period (location/date)	Paramus, NJ (3/2009)	—	Pelham Manor, NY (4/2010); Stamford, CT (11/2010)	Upper East Side, NY (7/2011); Douglaston, NY (11/2011)	Woodland Park, NJ (6/2012) Westbury, NY (8/2012) Kips Bay, NY (12/2012)

Balance Sheet Data

	March 29, 2009(1)	March 28, 2010	April 3, 2011	April 1, 2012	March 31, 2013
	(dollars in thousands)
Cash and cash equivalents	$15,816	$22,594	$58,067	$30,172	$21,723
Total assets	209,293	242,206	313,665	321,590	338,501
Total debt(20)	93,747	122,544	194,297	203,552	259,313
Redeemable preferred stock(21)	120,730	146,794	179,695	204,423	234,244
Total stockholders’ deficit	(41,792)	(65,542)	(104,562)	(141,364)	(235,444)

(1)                                 Amounts have been reclassified to match presentation of subsequent years.

(2)                                 Our Red Hook store was temporarily closed beginning October 29, 2012 due to damage sustained in Hurricane Sandy and reopened on March 1, 2013. During the period in fiscal 2012 corresponding to the period in fiscal 2013 that this store was closed, net sales at the Red Hook store were approximately $25.0 million.

(3)                                 Excludes depreciation and amortization.

(4)                                 Our Red Hook store was temporarily closed beginning October 29, 2012 due to damage sustained in Hurricane Sandy and reopened on March 1, 2013. Management estimates that during the period in fiscal 2012 corresponding to the period in fiscal 2013 that this store was closed, the Red Hook store generated approximately $8.0 million of gross profit.

(5)                                 In fiscal 2013 we recognized approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expense, a direct offset to the associated expenses. Fiscal 2013 includes $3.2 million of pre-opening advertising costs that, as of fiscal 2013, are being recorded as General and Administrative expense.  In prior years, these costs were recorded in store opening costs; reclassification has not been made as such amounts were not considered material.

(6)                                 Costs (principally payroll, rent expense and real estate taxes) incurred in opening new stores are expensed as incurred. During fiscal 2009, we incurred $3.1 million of store opening costs related to the store we opened during fiscal 2009. During fiscal 2010 and fiscal 2011, we incurred $3.9 million and $6.8 million, respectively, of store opening costs related to the two stores we opened during fiscal 2011. During fiscal 2011 and fiscal 2012, we incurred $3.2 million and $11.9 million, respectively, of store opening costs related to the two stores we opened during fiscal 2012. During fiscal 2012, we incurred $0.7 million of store opening costs related to the store we opened in the first quarter of fiscal 2013. During fiscal 2013, we incurred $16.7 million of store opening costs related to the three stores we opened in that period, $2.0 million of store opening costs related to the reopening of our Red Hook store and approximately $267,000 of store opening costs related to one of the two stores we expect to open in fiscal 2014.

(7)                                 Represents non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red Hook store as a result of damage sustained during Hurricane Sandy.

(8)                                 In fiscal 2010, we incurred a loss on early extinguishment of debt in connection with the refinancing of our then existing first and second lien credit agreements. In fiscal 2011, we incurred a loss on early extinguishment of debt in connection with the refinancing of our then existing credit agreement with our 2011 senior credit facility that we subsequently refinanced in August 2012.

(9)                                 During fiscal 2013 we recorded a partial valuation allowance against our deferred tax asset. See Note 13 to our financial statements appearing elsewhere in this report.

(10)                          Common stockholders do not share in net income unless earnings exceed the unpaid dividends on our preferred stock. Accordingly, prior to our IPO in April 2013, there were no earnings available for common stockholders because in fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013 we reported a net loss and in fiscal 2009 unpaid dividends exceeded our net income. During any period in which we had a net loss, the loss was attributed only to the common stockholders. Net income (loss) per common share (pro forma basic and diluted) and the pro forma weighted average number of shares gives effect to the exchange of our then outstanding preferred stock (including accrued but unpaid dividends thereon that exceed the $76.8 million of accrued dividends paid with a portion of the proceeds of our IPO) for shares of our Class B common stock, based on a price of $11.00 per share, as if such exchange had occurred on the last day of each period (the “Exchange”). All of our outstanding preferred stock and accrued but unpaid dividends was exchanged for 15,504,296 shares of our Class B common stock, of which 33,576 shares automatically converted into 33,576 shares of Class A common stock at the closing of our IPO.

A reconciliation of the denominator used in the calculation of pro forma basic and diluted net income (loss) per common share is as follows:

	Fiscal Year Ended
	March 29, 2009(1)	March 28, 2010	April 3, 2011	April 1, 2012	March 31, 2013
	(in thousands)
Weighted average number of common shares outstanding, basic and diluted	12,187	12,190	12,122	12,189	12,326
Issuance of shares in the Exchange	5,840	8,755	10,029	10,948	12,633
Weighted average number of common shares outstanding, pro forma basic and diluted	18,027	20,945	22,157	23,137	24,959

Our Class A common stock and Class B common stock share equally on a per share basis in our net income or net loss.

(11)                          We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures can provide alone. Our board of directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, store opening costs, loss on early extinguishment of debt, non-recurring expenses and management fees. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We ceased paying management fees following the consummation of our IPO in April 2013. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as an analytical tool and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net income (loss). Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness; and (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Fiscal Year Ended
	March 29, 2009(1)	March 28, 2010	April 3, 2011	April 1, 2012	March 31, 2013
	(dollars in thousands)
Net income (loss)(a)	$331	$(7,095)	$(18,588)	$(11,949)	$(62,868)
Interest expense, net(b)	10,279	13,787	19,111	16,918	23,964
Depreciation and amortization expense	7,175	10,233	14,588	19,202	22,093
Income tax (benefit) provision(c)	(851)	(4,426)	(14,860)	(8,304)	25,809
Store opening costs(d)	3,066	3,949	10,006	12,688	19,015
Pre-opening advertising (e)	—	—	—	—	3,226
Loss on early extinguishment of debt(f)	—	2,837	13,931	—	—
Non-recurring items(g)	1,285	3,378	3,541	4,573	12,616
Management fees(h)	500	1,211	1,580	2,647	3,509
Adjusted EBITDA	$21,785	$23,874	$29,309	$35,775	$47,364

(a)                                 See notes 2, 4, 7 and 9 above.

(b)                                 Includes amortization of deferred financing costs.

(c)                                  See note 9 above.

(d)                                 See note 6 above.

(e)                                  For fiscal 2009, 2010, 2011 and 2012, pre-opening advertising costs are included in store opening costs; reclassification has not been made as such amounts were not considered material.  For fiscal 2013, they are included in general and administrative expense.

(f)                                   See note 8 above.

(g)                                  Consists principally of recruiting costs relating to the strengthening of our management team, severance costs associated with the termination of employment of certain executives and, in fiscal 2011 and fiscal 2012, bringing our systems and procedures into compliance with the Sarbanes-Oxley Act. Fiscal 2013 also includes costs associated with our August 2012 re-financing and our subsequent debt re-pricing and pre-IPO related costs.

(h)                                 Represents management fees paid to an affiliate of Sterling Investment Partners pursuant to an agreement that was terminated upon the consummation of our IPO in exchange for a payment of $9.2 million.

(12)                          We calculate gross margin by subtracting cost of sales and occupancy costs from net sales and dividing by our net sales for each of the applicable periods.

(13)                          We calculated Adjusted EBITDA margin by dividing our Adjusted EBITDA by our net sales for each of the applicable periods. We present Adjusted EBITDA margin because it is used by management as a performance measure of Adjusted EBITDA generated from net sales. See note 11 above for further information regarding how we calculate Adjusted EBITDA, which is a non-GAAP measure. In calculating Adjusted EBITDA margin for fiscal 2013, Adjusted EBITDA includes the $5.0 million of business interruption insurance recoveries we received, approximating the lost EBITDA of the Red Hook location during the period it was closed, but net sales does not include any net sales for the period the store was closed. See note 14 below. Sales at certain of our stores may have benefitted from customers of our Red Hook store shopping at our other stores while the Red Hook store was temporarily closed. See note 2 above.

(14)                          We calculated pro forma Adjusted EBITDA margin as described in note 13 above, except that for fiscal 2013 we added to net sales $25.0 million, representing our net sales at Red Hook during the period in fiscal 2012 corresponding to the same period in fiscal 2013 that the store was temporarily closed.

(15)                          The food stores and adjacent Fairway Wines & Spirits locations in Pelham Manor and Stamford, respectively, are considered as one store location in the number of stores and square footage.

(16)                          Excludes the square footage of the kitchen, bakery, meat department, produce coolers and storage in our stores.

(17)                          The amount for fiscal 2011 has been decreased (by subtracting one week of average weekly net sales) to reflect a 52-week year so as to be comparable to fiscal 2009, 2010, 2012 and 2013. Stores not open for the entire fiscal period have been excluded. Does not include net sales from our Fairway Wines & Spirits locations. For fiscal 2013, excludes our Red Hook store due to its temporary closure as a result of damages suffered during Hurricane Sandy.

(18)                          We calculated average net sales per store per week by dividing net sales by the number of stores open during the entire fiscal period and then dividing by the number of weeks in the fiscal period. Does not include net sales from our Fairway Wines & Spirits locations. For fiscal 2013, excludes our Red Hook store due to its temporary closure as a result of damages suffered during Hurricane Sandy.

(19)                          Represents the percentage change in our same-store sales as compared to the prior comparable period. Our practice is to include sales from a store in same-store sales beginning on the first day of the fourteenth full month following the store’s opening. This practice may differ from the methods that other food retailers use to calculate comparable or “same-store” sales. As a result, data regarding our same-store sales may not be comparable to similar data made available by other food retailers. Comparable same store sales for fiscal 2011 has been adjusted (by subtracting one week of average weekly net sales) to reflect a 52-week year so as to be comparable to fiscal 2009, 2010, 2012 and 2013. Does not include net sales from our Fairway Wines & Spirits locations. For fiscal 2013, excludes our Red Hook store due to its temporary closure as a result of damages suffered during Hurricane Sandy.

(20)                          Net of (i) unamortized original issue discount on our senior debt of $1.5 million, $4.2 million, $2.7 million, $1.9 million and $15.0 million at March 29, 2009, March 28, 2010, April 3, 2011, April 1, 2012 and March 31, 2013, respectively, and (ii) accrued deferred interest on our subordinated note of $0, $0, $443,617, $130,595 and $0 at March 29, 2009, March 28, 2010, April 3, 2011, April 1, 2012 and March 31, 2013, respectively. The accrued deferred interest is due at maturity and is classified as other long-term liabilities in our financial statements. See Note 8 to our financial statements included elsewhere in this report for more information regarding our original issue discount.

(21)                          All of our outstanding preferred stock and accrued but unpaid dividends was exchanged for 15,504,296 shares of our Class B common stock, of which 33,576 shares automatically converted into 33,576 shares of Class A common stock at the closing of our IPO.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and our consolidated financial statements and the notes to those statements included within Item 8 of this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Special Note Regarding Forward-Looking Statements” and “Item 1A—Risk Factors”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Fairway Market is a high-growth food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, an approximately $30 billion food retail market that is the largest in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural / specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 12 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits stores. Six of our food stores, which we refer to as “urban stores,” are located in New York City, and the remainder, which we refer to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. We were forced to temporarily close our Red Hook location from October 29, 2012 through February 28, 2013 due to damage sustained during Hurricane Sandy. This store reopened March 1, 2013.

We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies, value positioning and efficient operating structure. Through our focused efforts on expanding our store base, enhancing our customers’ shopping experience and improving the value proposition we offer our customers, we have increased our net sales from $485.7 million in fiscal 2011 to $661.2 million in fiscal 2013, or 36.1%, and our Adjusted EBITDA from $29.3 million in fiscal 2011 to $47.4 million in fiscal 2013, or 61.6%, while significantly investing in corporate infrastructure to support our growth, including new store expansion. We had net losses of $18.6 million, $11.9 million and $62.9 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively. For a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see note 11 to the tables included in “Item 6—Selected Financial Data.” While our net sales and Adjusted EBITDA have grown significantly over the last three fiscal years, our comparable store sales have been impacted by sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers and by our price optimization initiative that we launched across our store network late in fiscal 2011. Our price optimization initiative has resulted in an increase in our gross margins.

Since Sterling Investment Partners acquired Fairway in January 2007, we have made significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives. We have upgraded our systems and enhanced our new store development and training processes. We have also developed a robust, proprietary daily reporting portal that enables us to effectively manage our growing number of new stores and have implemented initiatives to reduce shrink and improve labor productivity throughout our operations. We believe we can leverage these investments to improve our operating margins as we grow our store base. Since March 2009, we have opened eight food stores, three of which include Fairway Wines & Spirits locations.

Outlook

We intend to continue our strong growth by expanding our store base in our existing and new markets, capitalizing on consumer trends and improving our operating margins. We opened an additional food store and integrated Fairway Wines & Spirits location in Woodland Park, New Jersey in June 2012, an additional food store in Westbury, New York in August 2012, and an additional food store in Manhattan’s Kips Bay neighborhood in late December 2012. We reopened our Red Hook store, which was temporarily closed due to damage sustained during Hurricane Sandy, on March 1, 2013, and we expect to open an additional food store in Manhattan’s Chelsea neighborhood in July 2013 and in Nanuet, New York in fall 2013. For the next several years beginning in fiscal 2015, we intend to grow our store base in the Greater New York City metropolitan area at a rate of three to four stores annually. Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

We believe that we are well positioned to capitalize on evolving consumer preferences and other key trends currently shaping the food retail industry. These trends include an increasing consumer focus on the shopping experience and on healthy eating choices and fresh, quality offerings, including locally sourced products, as well as growing interest in high-quality, value-oriented private label product offerings.

We intend to improve our operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. We expect store growth will also permit us to benefit from economies of scale in sourcing products and will enable us to leverage our existing infrastructure.

Factors Affecting Our Operating Results

Various factors affect our operating results during each period, including:

Store Openings

We expect the new stores we open to be the primary driver of our sales, operating profit and market share gains. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas.

We believe our differentiated format and destination one-stop shopping appeal attracts customers from as far as 25 miles away. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. Consequently, while we expect our new stores will impact sales at our existing stores in close proximity, we believe that by making shopping at our stores for those customers who travel longer distances more convenient, our overall sales to these customers will increase as they increase the frequency and amount of purchases from our stores.

General Economic Conditions and Changes in Consumer Behavior

The overall economic environment in the Greater New York City metropolitan area and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in a reduction in customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of consumer credit, interest rates, tax rates and fuel and energy costs.

Although economic weakness decreased overall consumer spending in fiscal 2009 through early fiscal 2013, we believe, based on information from the Food Marketing Institute, that many consumers are spending less of their overall food budget on meals away from home and more at food retailers. As a result, we believe that the impact of the economic slowdown on our recent operating results has at least been partially mitigated by increased consumer preferences for meals at home.

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our financial results can be positively impacted in the short term as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass through inventory price increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. In fiscal 2010, the food retail sector began experiencing deflation, as input costs declined and price competition among retailers intensified, pressuring sales across the industry. While food deflation moderated in fiscal 2011, we began to experience inflation starting in early fiscal 2012, particularly in some commodity driven categories, although we were generally able to pass through the effect of these higher prices. Food inflation moderated in early fiscal 2013 and was essentially flat through the remainder of calendar 2012. The U.S. Department of Agriculture Economic Research Service currently expects food inflation of 3-4% in calendar 2013, primarily due to the severe drought in the midwest United States in calendar 2012.

Infrastructure Investment

Our historical operating results reflect the impact of our ongoing investments in infrastructure to support our growth. Since Sterling Investment Partners acquired Fairway in January 2007, we have made significant investments in management, information technology systems, infrastructure, compliance and marketing. These investments include significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives.

Our strategy is to price our broad selection of fresh, natural and organic foods, hard-to-find specialty and gourmet items and prepared foods at prices typically lower than those of natural / specialty stores. We price our full assortment of conventional groceries at prices competitive with those of conventional supermarkets. Beginning late in fiscal 2011, we launched a comprehensive price optimization initiative across our store network to refine the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday value-oriented traditional grocery items. Our price optimization initiative involves determining prices that will improve our operating margins based upon our analysis of how demand varies at different price levels, as well as our costs and inventory levels. This initiative has resulted in an increase in our gross margins.

Productivity Initiatives

In addition to our price optimization initiative, we have undertaken a number of other initiatives to improve our gross margin and operating costs. We are focused on a number of initiatives to control and reduce product shrink (e.g., spoiled, damaged, stolen or out-of-date inventory). We have also developed a robust, proprietary daily reporting portal that enables us to improve store labor productivity and effectively manage our growing number of new stores.

Developments in Competitive Landscape

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. Because we offer a full assortment of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries, we compete with various types of retailers, including alternative food retailers such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite, Food Emporium and A&P, retailers with “big box” formats such as Target and Wal-Mart and warehouse clubs such as Costco and BJ’s Wholesale Club. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. Due to the competitive environment in which we operate, our operating results may be negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing. In addition, other established food retailers could enter our markets, increasing competition for market share.

Changes in Interest Expense and Loss on Debt Extinguishment

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness. In connection with Sterling Investment Partners’ acquisition of Fairway in 2007, we entered into first and second lien credit facilities consisting of $81 million of term debt and a $6 million revolving credit facility, and issued $22 million aggregate principal amount of subordinated debt to the sellers. In December 2009, we refinanced our existing first and second lien credit facilities with a new credit facility consisting of $105 million of term debt (which we subsequently increased to $115 million in November 2010) and a $9 million revolving credit facility, and in connection therewith we incurred a loss on early extinguishment of debt of $2.8 million in fiscal 2010. In March 2011, we refinanced our $124 million credit facility with a new senior credit facility, consisting of $175 million of term debt (which we subsequently increased to $200 million in December 2011) and a revolving credit facility of $25 million (which we subsequently increased to $35 million in July 2012), and in connection therewith we incurred a loss on early extinguishment of debt of $13.9 million. In fiscal 2012, we used a portion of the proceeds from the borrowings under this senior credit facility to repay $22.0 million aggregate principal amount of subordinated debt, together with all accrued interest. In May 2011, we issued $7.3 million of subordinated debt, which we repaid in March 2013. In August 2012, we refinanced our $235 million credit facility with a new senior credit facility, consisting of $260 million of term debt and a revolving credit facility of $40 million. In February 2013, we refinanced our $300 million credit facility with a new senior credit facility, consisting of $275 million of term debt and a revolving credit facility of $40 million, principally to lower the interest rate we pay. In May 2013 we amended our senior credit facility to lower the interest rate we pay, which we expect will reduce our annualized cash interest payments by approximately $4.8 million. We expect that the fees and expenses incurred in connection with the amendment will be paid back through reduced interest payments in approximately nine months.

Effect of Hurricane Sandy

We temporarily closed all of our stores as a result of Hurricane Sandy, which struck the Greater New York City metropolitan area on October 29, 2012. While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions due to inventory delays as a result of transportation issues, loss of electricity at certain of our locations and the inability of some of our employees to travel to work due to transportation issues. Our Red Hook store sustained substantial damage from the effects of Hurricane Sandy, and did not reopen until March 1, 2013. We also sustained property and equipment damage and losses on merchandise inventories at certain other stores resulting from this storm. As a result of these damages, we wrote-off approximately $2.1 million of unsalable merchandise inventories and approximately $3.4 million of impaired property and equipment in fiscal 2013. We have submitted claims to our insurance carriers of approximately $20 million for losses sustained from this storm, including estimated business interruption losses on Red Hook of approximately $2.0 million per month, which includes continuing operating expenses, primarily payroll. We continue to evaluate our estimates of storm-related losses and in the future may make adjustments to our claim.

In November and December 2012 and February 2013, we received advances totaling $10.5 million in partial settlement of our insurance claims. The insurance carriers have designated $5.0 million of these advances as non-refundable reimbursement for business interruption losses sustained at Red Hook, which has been recorded as business interruption insurance recoveries in our consolidated statement of operations for our fiscal year ended March 31, 2013.  The remaining $5.5 million, which represents the carrying values of the damaged inventory and property and equipment, was recorded as a reduction of general and administrative expenses, a direct offset to the associated carrying values written off, in the consolidated statements of operations for the fiscal year ended March 31, 2013.  Additionally, we have recognized approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook as a reduction in general and administrative expenses, a direct offset to the associated expenses, in our consolidated statement of operations for our fiscal year ended March 31, 2013 as the realization of the claim for loss recovery has been deemed to be probable. On May 23, 2013 the Company received an additional advance of $3.8 million.

How We Assess the Performance of Our Business

In assessing performance, we consider a variety of performance and financial measures, principally growth in net sales, gross profit and Adjusted EBITDA. The key measures that we use to evaluate the performance of our business are set forth below:

Net Sales

We evaluate sales because it helps us measure the impact of economic trends and inflation or deflation, the effectiveness of our merchandising, marketing and promotional activities, the impact of new store openings and the effect of competition over a given period. Our net sales comprise gross sales net of coupons and discounts. We do not record sales taxes as a component of retail revenues as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

We do not consider same store sales, which controls for the effects of new store openings, to be as meaningful a measure for us as it may be for other retailers because as a destination food retailer in a concentrated market area we have in the past experienced, and in the future expect to experience, sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers. Our practice is to include sales from a store in same-store sales beginning on the first day of the fourteenth full month following the store’s opening. This practice may differ from the methods that our competitors use to calculate same-store or “comparable” sales. As a result, data in this report regarding our same-store sales may not be comparable to similar data made available by our competitors.

Various factors may affect our same-store sales, including:

•              our opening of new stores in the vicinity of our existing stores;

•              our price optimization initiative;

•              our competition, including competitor store openings or closings near our stores;

•              the number and dollar amount of customer transactions in our stores;

•              overall economic trends and conditions in our markets;

•              consumer preferences, buying trends and spending levels;

•              the pricing of our products, including the effects of inflation or deflation and promotions;

•              our ability to provide product offerings that generate new and repeat visits to our stores;

•              the level of customer service that we provide in our stores;

•              our in-store merchandising-related activities; and

•              our ability to source products efficiently.

As we continue to pursue our growth strategy, we expect that a significant percentage of our increase in net sales will continue to come from new stores not included in comparable store sales.

The food retail industry and our sales are affected by general economic conditions and seasonality, as well as the other factors discussed below, that affect store sales performance. Consumer purchases of high-quality perishables and specialty food products are particularly sensitive to a number of factors that influence the levels of consumer spending, including economic conditions, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. In addition, our business is seasonal and, as a result, our average weekly sales fluctuate during the year and are usually highest in our third fiscal quarter, from October through December, when customers make holiday purchases, and typically lower during the summer months in our second fiscal quarter.

Although adverse economic conditions affected our sales beginning in fiscal 2009 and continuing in fiscal 2010 and fiscal 2011 due to decreased levels of consumer spending, disposable income and confidence, this adverse effect was more than offset in fiscal 2010 and fiscal 2011 by growth in sales attributable to the new store we opened in fiscal 2009 and the two stores and adjacent Fairway Wines & Spirits locations we opened in fiscal 2011. In addition, growth in sales attributable to the new stores we opened in fiscal 2012 and fiscal 2013 contributed significantly to increased net sales in those periods.

Gross Profit

We use gross profit to measure the effectiveness of our pricing and procurement strategies as well as initiatives to increase sales of higher margin items and to reduce shrink. We calculate gross profit as net sales less cost of sales and occupancy costs. Gross margin measures gross profit as a percentage of our net sales. Cost of sales includes the cost of merchandise inventory sold during the year (net of discounts and allowances), distribution costs, food preparation costs (primarily labor) and shipping and handling costs. Occupancy costs include store rental costs and property taxes. The components of our cost of sales and occupancy costs may not be identical to those of our competitors. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by our competitors.

Changes in the mix of products sold may impact our gross margin. Unlike natural / specialty stores, we also carry a full assortment of conventional groceries, which generally have lower margins than fresh, natural and organic foods, prepared foods and specialty and gourmet items. We expect to enhance our gross margins through:

•              economies of scale resulting from expanding the store base;

•              our price optimization initiative;

•              productivity gains through process and program improvements;

•              reduced shrinkage as a percentage of net sales; and

•                                          leveraging our purchasing power and that of our suppliers to obtain volume discounts from vendors.

Stores that we operate in higher density urban markets typically have generated higher sales volumes and margins than stores that we operate in suburban areas. As the percentage of our sales volumes provided by our suburban stores increases, our overall gross margins may decline.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits for our store work force, supplies, store depreciation and store-specific advertising and marketing costs. Store-level labor costs are generally the largest component of our direct store expenses. The components of our direct store expenses may not be identical to those of our competitors. As a result, data in this report regarding our direct store expenses may not be comparable to similar data made available by our competitors.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, corporate sales and advertising and marketing expenses (including pre-opening advertising and marketing costs beginning in fiscal 2013), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. Since Sterling Investment Partners acquired Fairway in January 2007, we have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses include management fees paid to Sterling Investment Partners, which ceased upon consummation of our IPO. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Management Agreement with Sterling Advisers.”

The components of our general and administrative expenses may not be identical to those of our competitors. As a result, data regarding our general and administrative expenses may not be comparable to similar data made available by our competitors. We expect that our general and administrative expenses will increase in future periods due to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company.

Store Opening Costs

Store opening costs include rent expense incurred during construction of new stores and costs related to new location openings, including costs associated with hiring and training personnel, supplies, the costs associated with our dedicated store opening team and other miscellaneous costs. Rent expense is recognized upon receiving possession of a store site, which generally ranges from three to six months before the opening of a store, although in some situations, the possession period can exceed twelve months. Store opening costs vary among locations due to several key factors, including the length of time between possession date and the date on which the location opens for business along with the time designated as the training period for new staff for the store. Accordingly, we expect store opening costs to vary from period to period depending on the number of new stores opened in the period, whether such stores opened early or late in the period and whether new stores will open early in the following period. Store opening costs are expensed as incurred.

Income from Operations

Income from operations consists of gross profit minus direct store expenses, general and administrative expenses and store opening costs. Income from operations will vary from period to period based on a number of factors, including the number of stores open and the number of stores in the process of being opened in each period.

Adjusted EBITDA

We believe that Adjusted EBITDA is a useful performance measure and we use it to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, store opening costs, loss on early extinguishment of debt, non-recurring expenses and management fees. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing our on-going operating performance. Because it omits non-cash items, we believe that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Because it omits the other items, we believe Adjusted EBITDA is also more reflective of our on-going operating performance.

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. The three completed fiscal years discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ended on April 3, 2011, April 1, 2012 and March 31, 2013. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2010” refers to our fiscal year ended on March 28, 2010, “fiscal 2011” refers to our fiscal year ended on April 3, 2011, “fiscal 2012” refers to our fiscal year ended on April 1, 2012 and “fiscal 2013” refers to our fiscal year ended on March 31, 2013. Fiscal 2012 and fiscal 2013 consist of 52 weeks and fiscal 2011 consists of 53 weeks. The differing length of certain fiscal years may affect the comparability of certain data and the temporary closure of our Red Hook store due to damage sustained during Hurricane Sandy may affect the comparability of certain data for fiscal 2012 and fiscal 2013.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Fiscal Year Ended
	April 3, 2011	April 1, 2012	March 31, 2013
	(dollars in thousands)
Net sales	$485,712	$554,858	$661,244
Cost of sales and occupancy costs(1)	326,207	368,728	445,379
Gross profit	159,505	186,130	215,865
Direct store expenses	109,867	132,446	154,753
General and administrative expenses	40,038	44,331	60,192
Store opening costs	10,006	12,688	19,015
Loss from operations	(406)	(3,335)	(18,095)
Business interruption insurance recoveries	—	—	5,000
Interest expense, net	(19,111)	(16,918)	(23,964)
Loss on early extinguishment of debt	(13,931)	—	—
Loss before income taxes	(33,448)	(20,253)	(37,059)
Income tax benefit (provision)	14,860	8,304	(25,809)
Net loss	$(18,588)	$(11,949)	$(62,868)

	Fiscal Year Ended
	April 3, 2011	April 1, 2012	March 31, 2013
Net sales	100.0%	100.0%	100%
Cost of sales and occupancy costs(1)	67.2	66.5	67.4
Gross profit	32.8	33.5	32.6
Direct store expenses	22.6	23.9	23.4
General and administrative expenses	8.2	8.0	9.1
Store opening costs	2.1	2.3	2.9
Loss from operations	(0.1)	(0.6)	(2.7)
Business interruption insurance recoveries	—	—	0.8
Interest expense, net	(3.9)	(3.0)	(3.6)
Loss on early extinguishment of debt	(2.9)	—	—
Loss before income taxes	(6.9)	(3.7)	(5.6)
Income tax benefit (provision)	3.1	1.5	(3.9)
Net loss	(3.8)%	(2.2)%	(9.5)%
Figures may not sum due to rounding

(1)           Excludes depreciation and amortization

Fiscal year ended March 31, 2013 compared to fiscal year ended April 1, 2012

The effects of Hurricane Sandy, the temporary closure of all of our stores for one or two days and our Red Hook store for four months and the receipt of insurance proceeds may affect the comparability of the financial data for fiscal 2013 and fiscal 2012.

Net Sales

We had net sales of $661.2 million in fiscal 2013, an increase of $106.3 million, or 19.2%, from $554.9 million in fiscal 2012. This increase was attributable to the $79.4 million of net sales from the three new stores (including one integrated Fairway Wines & Spirits location) that we opened subsequent to April 1, 2012 and $26.9 million in increased net sales at stores open during both periods. One of the new stores was open for 299 days, one for 222 days and the other for 101 days in fiscal 2013. Excluding net sales of the Red Hook store in both periods as a result of its temporary closure, net sales increased 26.9%, due to the $79.4 million of net sales from the three new stores (including one integrated Fairway Wines & Spirits location) that we opened subsequent to April 1, 2012 and $50.7 million in increased net sales at stores, excluding Red Hook, open during both periods.

Comparable store sales, excluding Red Hook beginning in October of both years, decreased 1.9% in fiscal 2013 compared to fiscal 2012, primarily as a result of sales transferred to our newly opened stores and the implementation of our price optimization initiative. This initiative involves refinement in the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday conventional grocery items. Customer transactions in our comparable stores decreased by 1.8% and average transaction size at our comparable stores decreased by 0.1%.

Gross Profit

Gross profit was $215.9 million for fiscal 2013, an increase of $29.8 million, or 16.0%, from $186.1 million for fiscal 2012. Excluding gross profit of the Red Hook store in both periods as a result of its temporary closure, gross profit increased $38.0 million, or 23.4%. Gross margin (both including and excluding the Red Hook store) was 32.6% for fiscal 2013, compared to 33.5% for fiscal 2012. This decrease in gross margin was primarily attributable to increased occupancy costs as a result of fair market rent increases in three of our older stores and, to a lesser extent, lower merchandise gross margins, partially offset by our price optimization initiative. In addition, we had lower gross margins in our new suburban stores. We continue to refine our price optimization initiative, which involves increases and decreases to prices on certain items, lower prices from certain vendors and the continuing benefit of our shrink management initiative launched in fiscal 2009. We calculate gross profit as net sales less cost of sales and occupancy costs, which includes the cost of merchandise inventory sold during the year (net of discounts and allowances), distribution costs, food preparation costs (primarily labor), shipping and handling costs and store occupancy costs.

Direct Store Expenses

Direct store expenses were $154.8 million in fiscal 2013, an increase of $22.4 million, or 16.8%, from $132.4 million in fiscal 2012. Excluding Red Hook’s direct store expenses in both periods as a result of its temporary closure, direct store expenses increased $28.1 million, or 24.0%, for fiscal 2012. The increase in direct store expenses was primarily attributable to the three new stores (including one integrated Fairway Wines & Spirits location) that we opened subsequent to April 1, 2012. With more stores in operation during fiscal 2013, our store labor expenses increased $8.9 million and our other store operating expenses increased $9.3 million compared to fiscal 2012. The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $4.1 million, or 30.6%, to $17.6 million for fiscal 2013, compared to direct store depreciation expense for fiscal 2012 of $13.5 million. The increase in direct store depreciation expense for fiscal 2013 compared with fiscal 2012 is primarily attributable to the increase in the number of stores.

Direct store expenses as a percentage of net sales decreased to 23.4% in fiscal 2013 from 23.9% for fiscal 2012, due to the success of our continued cost controls, including labor management. Excluding Red Hook’s direct store expenses in both periods as a result of its temporary closure, direct store expenses as a percentage of net sales decreased to 23.6% for fiscal 2013 from 24.1% for fiscal 2012.

General and Administrative Expenses

General and administrative expenses were $60.2 million for fiscal 2013, an increase of $15.9 million, or 35.8%, from $44.3 million for fiscal 2012. The increase in our general and administrative expenses was attributable to our continued investments in management, information technology systems, infrastructure, compliance and marketing to support continued execution of our growth plans of approximately $5.0 million, the inclusion of $3.2 million of pre-opening advertising and marketing costs, which in fiscal 2012 aggregated $1.1 million and were included in store opening costs, an increase in our non-recurring costs of approximately $3.1 million, of which approximately $1.6 million relates to our initial public offering and $1.3 million consists of management bonuses in connection with our 2012 senior credit facility, fees associated with our senior credit facilities entered into in August 2012 and February 2013, of approximately $4.9 million, including $3.6 million paid to an affiliate of Sterling Investment Partners, and increased management fees of approximately $0.9 million. Excluding the fees and expenses related to our new senior credit facility and fees and expenses related to our initial public offering, general and administrative expenses were $52.4 million, an increase of 18.2%. In fiscal 2013, we recognized approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expenses, a direct offset to the associated expenses. The realization of the claim for loss recovery has been deemed to be probable. The portion of our depreciation and amortization expense included in general and administrative expenses decreased by $1.2 million, or 21.8%, to $4.5 million for fiscal 2013 from $5.7 million in fiscal 2012. Our general and administrative expenses include management fees of $3.5 million and $2.6 million paid to an affiliate of Sterling Investment Partners in fiscal 2013 and fiscal 2012, respectively. We ceased paying these management fees upon the consummation of our initial public offering. Our fiscal 2012 pre-opening advertising and marketing costs have not been reclassified as such amounts were not considered material. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Management Agreement with Sterling Advisers.”

As a percentage of net sales, general and administrative expenses increased to 9.1% for fiscal 2013 from 8.0% for fiscal 2012. Excluding the one-time debt re-financing fees and expenses incurred in connection with our senior credit facilities and the costs associated with our initial public offering, general and administrative expenses, as a percentage of net sales, was 7.9%.

Store Opening Costs

Store opening costs were $19.0 million for fiscal 2013, an increase of $6.3 million from $12.7 million for fiscal 2012. Store opening costs for fiscal 2013 include approximately $4.2 million related to the Woodland Park, New Jersey store and integrated Fairway Wines & Spirits location that opened in June 2012, $4.9 million for our new Westbury, Long Island store that opened in August 2012, $7.6 million for the Fairway Market opened in Manhattan’s Kips Bay neighborhood in December 2012, $2.0 million related to the re-opening of the Red Hook store that was temporarily closed due to damage sustained during Hurricane Sandy, and $0.3 million related to our new store that we expect to open in July 2013 in Manhattan’s Chelsea neighborhood. Store opening costs for fiscal 2013 were adversely affected by an approximately two month delay in opening our Kips Bay store due to construction delays resulting from bedrock issues and the impact of Hurricane Sandy. Store opening costs for fiscal 2012 primarily consist of $4.7 million for the store we opened on the Upper East Side of Manhattan in July 2011, $7.2 million for the Douglaston, N.Y. store we opened in November 2011, approximately $2.0 million of which are attributable to our decision to delay the opening in order to focus on opening our new store in Manhattan in July 2011, and $0.7 million for the Woodland Park, New Jersey store. Approximately $2.8 million and $3.4 million of store opening costs in fiscal 2013 and fiscal 2012, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent and other landlord allowances.  In fiscal 2012, store opening costs include pre-opening advertising and marketing costs of $1.1 million; reclassification has not been made as such amounts were not considered material.  In fiscal 2013, these costs, which aggregated $3.2 million, are included in general and administrative expenses.

Loss from Operations

For fiscal 2013, our operating loss was $18.1 million, an increase of $14.8 million from $3.3 million for fiscal 2012. The increase in the loss from operations in fiscal 2013 over the same period in the prior year was primarily due to increased direct store, store opening and general and administrative expenses, and expenses and fees related to our senior credit facilities and initial public offering, partially offset by increased gross profit. Excluding the income from operations of the Red Hook store in both periods as a result of its temporary closure as well as the fees related to our senior credit facility and initial public offering, the increase in our loss from operations was $5.8 million.

Business Interruption Insurance Recoveries

Business interruption insurance recoveries for fiscal 2013 represents non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red Hook store due to damage sustained during Hurricane Sandy.

Interest Expense

Interest expense increased 41.6%, or $7.0 million, to $23.9 million for fiscal 2013, from $16.9 million for fiscal 2012, due to higher average borrowings related to the senior credit facility entered into in August 2012 and higher interest rates, slightly offset by lower interest rates beginning in mid-February 2013 as a result of the repricing of that facility.  The cash portion of interest expense in fiscal 2013 and fiscal 2012 was $21.5 million (net of $0.5 million related to timing of payment) and $16.4 million (net of $0.9 million related to timing of payment), respectively and the non-cash portion of interest expense, which represents amortization of deferred financing fees and original issue discount, increased $1.5 million to $2.9 million in fiscal 2013 from $1.4 million in fiscal 2012.

Income Tax

We recorded an income tax provision of $25.8 million in fiscal 2013 compared to a benefit of $8.3 million in fiscal 2012.  This $34.1 million increase is primarily attributable to a partial valuation allowance of $41.0 million against deferred tax assets during fiscal 2013.  See Note 13 to our financial statements found under “Item 8—Financial Statements” below for additional information about our partial deferred tax valuation allowance.

Net Loss

Our net loss was $62.9 million for fiscal 2013, an increase of $51.0 million from $11.9 million for fiscal 2012. The increase in net loss was primarily attributable to the recognition of a partial deferred tax valuation allowance of $41.0 million, expenses and fees related to the senior credit facility entered into in August 2012 and the repricing thereof in February 2013, initial public offering costs and increased store opening, direct store, general and administrative and interest expenses, partially offset by increased gross profit. Excluding the operations of the Red Hook store in both periods as a result of its temporary closure and the related insurance recovery, the partial deferred tax valuation allowance and fees related to our August 2012 and February 2013 senior credit facilities and initial public offering costs, the increase in our net loss was $5.9 million.

Fiscal year ended April 1, 2012 compared to fiscal year ended April 3, 2011

Fiscal 2012 consists of 52 weeks while fiscal 2011 consists of 53 weeks; accordingly, the differing lengths of the fiscal years may affect the comparability of certain data.

Net Sales

We had net sales of $554.9 million in fiscal 2012, an increase of $69.2 million, or 14.2%, from $485.7 million in fiscal 2011. The increase was attributable to the $103.3 million of net sales from the two stores and adjacent Fairway Wines & Spirits locations that we opened during fiscal 2011 and the two stores that we opened during fiscal 2012. The increase was partially offset by a $34.1 million decrease in sales at stores open during both periods. We estimate that the extra week in fiscal 2011 compared to fiscal 2012 increased our fiscal 2011 net sales by approximately $9.2 million, representing our average weekly net sales in fiscal 2011. If fiscal 2011 had been a 52 week year, we estimate our net sales would have been approximately $476.5 million.

Comparable store sales decreased 7.9% in fiscal 2012 compared to fiscal 2011, primarily as a result of sales transferred from our existing stores to our newly opened stores and the launch in late fiscal 2011 of our price optimization initiative to refine the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday conventional grocery items. Customer transactions in our comparable stores decreased by 9.1% and average transaction size at our comparable stores increased 1.3%. Amounts for fiscal 2011 have been adjusted to reflect a 52-week year.

Gross Profit

Gross profit was $186.1 million for fiscal 2012, an increase of $26.6 million, or 16.7%, from $159.5 million for fiscal 2011. Gross margin increased 70 basis points to 33.5% for fiscal 2012 from 32.8% for fiscal 2011. The increase in our gross margin was primarily attributable to our price optimization initiative, which involved increases and decreases to prices on various items, lower prices from certain vendors and the continuing benefit from our shrink management initiative launched in fiscal 2009, partially offset by increased occupancy costs resulting from the two stores and adjacent Fairway Wines & Spirits locations we opened in fiscal 2011 and the two stores we opened in fiscal 2012. We estimate that the extra week in fiscal 2011 compared to fiscal 2012 increased our fiscal 2011 gross profit by approximately $3.0 million, representing our average weekly gross profit in fiscal 2011. If fiscal 2011 had been a 52 week year, we estimate our gross profit would have been approximately $156.5 million. We calculate gross profit as net sales less cost of sales and occupancy costs, which includes the cost of merchandise inventory sold during the year (net of discounts and allowances), distribution costs, food preparation costs (primarily labor), shipping and handling costs and store occupancy costs.

Direct Store Expenses

Direct store expenses were $132.4 million in fiscal 2012, an increase of $22.6 million, or 20.6%, from $109.9 million in fiscal 2011. The increase in direct store expenses was primarily attributable to the two new stores we opened in fiscal 2012 and the two stores and adjacent Fairway Wines & Spirits locations opened in fiscal 2011 that were open for a full year in fiscal 2012. With more stores in operation during fiscal 2012, our store labor expenses increased $12.5 million and our other store operating expenses increased $10.1 million compared to fiscal 2011. The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $3.2 million, or 30.8%, to $13.5 million for fiscal 2012, compared to direct store depreciation expense for fiscal 2011 of $10.3 million. The increase in direct store depreciation expense for fiscal year 2012 compared with fiscal 2011 is directly attributable to the increase in the number of stores. We estimate that the extra week in fiscal 2011 compared to fiscal 2012 increased our fiscal 2011 direct store expenses by approximately $2.1 million, representing our average weekly direct store expenses in fiscal 2011. If fiscal 2011 had been a 52 week year, we estimate our direct store expenses would have been approximately $107.8 million.

Direct store expenses as a percentage of net sales increased to 23.9% in fiscal 2012 from 22.6% in fiscal 2011. This increase was primarily attributable to higher expenses as a percentage of net sales at our newly opened stores as we built sales at these stores.

General and Administrative Expenses

General and administrative expenses were $44.3 million for fiscal 2012, an increase of $4.3 million, or 10.7%, from $40.0 million in fiscal 2011. The increase in our general and administrative expenses was primarily attributable to our continued investments in management, information technology systems, infrastructure, compliance and marketing to enable us to pursue our growth plans. The portion of our depreciation and amortization expense included in general and administrative expenses increased $1.4 million, or 32.6%, to $5.7 million for fiscal 2012 from $4.3 million in fiscal 2011. Our general and administrative expenses include management fees of $2.6 million and $1.6 million paid to an affiliate of Sterling Investment Partners in fiscal 2012 and fiscal 2011, respectively. Our general and administrative expenses in fiscal 2012 also includes $0.4 million in non-stock compensation expense relating to shares of restricted stock that we issued at below fair market value. We estimate that the extra week in fiscal 2011 compared to fiscal 2012 increased our fiscal 2011 general and administrative expenses by approximately $755,000, representing our average weekly general and administrative expenses in fiscal 2011. If fiscal 2011 had been a 52 week year, we estimate our general and administrative expenses would have been approximately $39.3 million.

As a percentage of net sales, general and administrative expenses for fiscal 2012 were 8.0%, or 20 basis points lower, than the 8.2% we recorded in fiscal 2011. This improvement was primarily a result of our revenue growth and leveraging of our infrastructure investment made during the last several years.

Store Opening Costs

Store opening costs were $12.7 million in fiscal 2012, an increase of $2.7 million from $10.0 million in fiscal 2011. We opened two new stores in fiscal 2012 and two new stores and adjacent Fairway Wines & Spirits locations in fiscal 2011. Store opening costs for fiscal 2011 includes $3.2 million related to the two stores we opened in fiscal 2012, and we incurred $3.9 million of store opening costs related to the stores we opened in fiscal 2011 in fiscal 2010. Approximately $2.0 million of store opening costs in fiscal 2012 are attributable to our decision to delay the opening of our store in Douglaston, New York in order to focus on opening our new store in Manhattan, which opened in July 2011. Approximately $0.7 million of our fiscal 2012 store opening costs relate to the store and integrated Fairway Wines & Spirits location we opened in the first quarter of fiscal 2013. Approximately $3.4 million and $4.2 million of store opening costs in fiscal 2012 and fiscal 2011, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent and other landlord allowances.

Loss from Operations

For fiscal 2012 our operating loss was $3.3 million, an increase of $2.9 million from $0.4 million for fiscal 2011. The increase in operating loss was primarily due to the $22.5 million increase in direct store expenses, $4.3 million increase in general and administrative expenses and $2.7 million increase in store opening costs in fiscal 2012 compared to fiscal 2011, partially offset by the $26.6 million increase in gross profit.

Interest Expense

Interest expense decreased 11.5%, or $2.2 million, to $16.9 million for fiscal 2012, as compared to $19.1 million for fiscal 2011, due to lower interest rates, partially offset by higher average borrowings.

Loss on Early Extinguishment of Debt

In fiscal 2011, we refinanced our $124 million credit facility with our $200 million senior credit facility, which we subsequently increased to $225 million in December 2011 and $235 million in July 2012, and in connection therewith we incurred a loss on early extinguishment of debt of $13.9 million. The loss consisted of the write off of unamortized deferred financing fees of $6.1 million and unamortized discount of $2.6 million, as well as the expensing of $5.2 million of placement fees.

Net Loss

Our net loss was $11.9 million in fiscal 2012, a decrease of $6.7 million from $18.6 million for fiscal 2011. The decrease in net loss was primarily attributable to an increased gross margin, no loss on early extinguishment of debt and lower interest expense, partially offset by increased direct store and store opening costs.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facility. Our primary uses of cash are purchases of merchandise inventories, operating expenses, capital expenditures, primarily for opening new stores and infrastructure, and debt service. We believe that the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of our debt. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At March 31, 2013, we had $21.7 million in cash and cash equivalents and $22.6 million in borrowing availability pursuant to our senior credit facility. We were in compliance with all debt covenants under our senior credit facility as of March 31, 2013. Our senior credit facility is discussed below under “—Senior Credit Facility”.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional expansion opportunities within the next year that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	April 3, 2011	April 1, 2012	March 31, 2013
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(6,997)	$8,817	$(3,193)
Net cash used in investing activities	(27,797)	(44,528)	(54,518)
Net cash provided by financing activities	70,266	7,816	49,262
Net increase (decrease) in cash and cash equivalents	$35,472	$(27,895)	$(8,449)

Operating Activities

Net cash (used in) provided by operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, changes in deferred income taxes and loss on early extinguishment of debt, and the effect of working capital changes.

We used cash in operating activities of $3.2 million during fiscal 2013, our operating activities provided cash of $8.8 million in fiscal 2012 and our operating activities used cash of $7.0 million in fiscal 2011.  Net cash was used in operating activities in fiscal 2013 compared to net cash provided by operating activities in fiscal 2012 primarily due to the one-time costs associated with the refinancing of our debt in August 2012 and February 2013, increased working capital needs, primarily related to new store openings and losses associated with damage resulting from Hurricane Sandy for which we have a receivable, and an increase in our net loss. Net cash was provided by operations in fiscal 2012 compared to net cash used in operations in fiscal 2011 primarily due to decreases in net loss, inventories, prepaid expenses, an increase in depreciation and amortization and reduced working capital needs, primarily due to an increase in accrued expenses and other and a decrease in merchandise inventories, in fiscal 2012, partially offset by a reduction in deferred income taxes and no loss on early extinguishment of debt.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $57.9 million in fiscal 2013, of which $41.9 million was in connection with the three stores (one of which included an integrated Fairway Wines & Spirits location) we opened in the period, $8.1 million related to re-opening Red Hook and $1.3 million was in connection with the two stores we expect to open in  2013. The remaining approximately $6.6 million of capital expenditures in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.  Capital expenditures were partially offset by insurance proceeds related to property losses of $3.4 million.

We made capital expenditures of $44.5 million in fiscal 2012, of which $31.7 million was in connection with the two stores we opened in fiscal 2012, $4.1 million was in connection with the store and integrated Fairway Wines & Spirits location we opened in the first quarter of fiscal 2013 and $1.8 million was in connection with the stores we opened in August 2012 and December 2012. The remaining approximately $6.9 million of capital expenditures in fiscal 2012 was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $27.8 million in fiscal 2011, of which $17.3 million was in connection with the two stores and adjacent Fairway Wines & Spirits locations we opened in fiscal 2011 and $4.8 million was in connection with the two stores we opened in fiscal 2012, and approximately $5.7 million was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $45 million to $50 million on capital expenditures during the fiscal year ending March 30, 2014, primarily related to the two new stores and new central production facility we plan to open in calendar 2013.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Fiscal Year Ended
	April 3, 2011	April 1, 2012	March 31, 2013
	(dollars in thousands)
Proceeds from long-term debt, net of issuance costs	$173,535	$31,688	$526,908
Payments on long-term debt	(115,738)	(23,875)	(476,146)
Repurchase of treasury stock	—	—	(1,500)
Proceeds from issuance of preferred and common stock, net of issuance costs	12,469	3	—
Net cash provided by financing activities	$70,266	$7,816	$49,262

Net cash provided by financing activities during fiscal 2013, fiscal 2012 and fiscal 2011 was $49.3 million, $7.8 million and $70.3 million, respectively.  In March 2011, we refinanced our $124 million credit facility with a new $200 million senior credit facility, which we subsequently increased to $225 million in December 2011 and $235 million in July 2012. In fiscal 2012, we used a portion of the proceeds from the borrowing under the 2011 senior credit facility to repay $22.0 million aggregate principal amount of subordinated debt, together with accrued interest, and issued $7.3 million of subordinated debt. In August 2012, we entered into a new $300 million senior credit facility, which was treated as a debt modification for accounting purposes, that, after repaying the loans outstanding under our 2011 senior credit facility, provided additional net proceeds of approximately $48.6 million, which was used to finance growth. In February 2013, we entered into a new $315 million senior credit facility, which was treated as a debt modification for accounting purposes, that reduced the interest rate we were paying under our August 2012 senior credit facility. In March 2013, we repaid our outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued deferred interest aggregating $440,000, in full. In May 2013, we amended the February 2013 senior credit facility to further reduce the interest rate we pay under that facility, which we expect will reduce our annualized cash interest payments by approximately $4.8 million. We expect that the fees and expenses incurred in connection with the amendment will be paid back through reduced interest payments in approximately nine months.

In October 2010, we issued 12,788 shares of Series A preferred stock and received net proceeds of approximately $12.5 million net of issuance costs of approximately $321,000.

Initial Public Offering

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Senior Credit Facility

In February 2013, we and our wholly-owned subsidiary Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “Term Facility”)

and a $40 million revolving credit facility, which includes a $40 million letter of credit subfacility (the “Revolving Facility” and together with the Term Facility, the “Credit Facility”), with the Term Facility maturing in August 2018 and the Revolving Facility maturing in August 2017. We used the proceeds from the Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under our prior senior credit facility, pay fees and expenses and provide us with $3.5 million to repay our outstanding subordinated note, which we repaid in March 2013. In May 2013, we amended the February 2013 senior credit facility to further reduce the interest rate we pay under the Credit Facility.

Borrowings under the Credit Facility bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.0% floor) plus 4.0% or (ii) an alternate base rate plus 3.0%. The 4.0% and 3.0% margins will each be reduced by 50 basis points at any time when our public corporate family rating from Moody’s Investor Services Inc. is B2 or higher and our public corporate rating from Standard & Poors rating service is B or higher, in each case with a stable outlook, and as long as certain events of default have not occurred. In addition, there is a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the Revolving Facility, calculated based on a 360-day year. Interest is payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever is shorter, in the case of adjusted LIBOR loans. In addition, we would have been required to repay $7.7 million of the outstanding term loan on May 15, 2013 if we had not repaid in full our outstanding subordinated note by that date.

All of the borrower’s obligations under the Credit Facility are unconditionally guaranteed (the “Guarantees”) by us and each of our direct and indirect subsidiaries (other than the borrower and any future unrestricted subsidiaries as we may designate, at our discretion, from time to time) (the “Guarantors”). Additionally, the Credit Facility and the Guarantees are secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, equipment, inventory, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

Mandatory prepayments under the Credit Facility are required with (i) 50% of adjusted excess cash flow (which percentage will decrease to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of assets sales or other dispositions of property by us and our restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions). In addition, the 2013 Senior Credit Facility required that by May 15, 2013, the Company either fully repay its outstanding subordinated note or make a $7.7 million repayment of the outstanding term loan.  On March 7, 2013, the Company repaid in full its outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued interest aggregating $440,000.

The Credit Facility contains customary affirmative covenants, including (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) maintenance of properties in good working order; (iv) payment of taxes; (v) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (vi) maintenance of adequate insurance; and (vii) inspection of books and records.

The Credit Facility also contains customary negative covenants, including restrictions on (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by us; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. We are also required to comply with the following financial covenants: (i) a maximum total leverage ratio and (ii) a minimum cash interest coverage ratio.

Events of default under the Credit Facility include:

•                                          failure to pay principal, interest, fees or other amounts under the Credit Facility when due, taking into account any applicable grace period;

•                                          any representation or warranty proving to have been incorrect in any material respect when made;

•                                          failure to perform or observe covenants or other terms of the Credit Facility subject to certain grace periods;

•                                          a cross-default and cross-acceleration with certain other debt;

•                                          bankruptcy events;

•                                          a change in control, which includes any person other than Sterling Investment Partners owning, directly or indirectly, beneficially or of record, shares representing more than 35% of the voting power of our outstanding common stock or a majority of our directors being persons who were not nominated by the board or appointed by directors so nominated;

•                                          certain defaults under ERISA; and

•                                          the invalidity or impairment of any security interest.

The foregoing is a brief summary of the material terms of the Credit Facility, and is qualified in its entirety by reference to the Credit Facility filed as an exhibit to this Annual Report on Form 10-K.

See Note 8 to our financial statements found under “Item 8—Financial Statements” below for information regarding our prior senior credit facilities.

Subordinated Notes

In connection with Sterling Investment Partners’ acquisition of Fairway in January 2007, we issued to certain of the selling entities subordinated promissory notes in an aggregate principal amount of $22.0 million, together with accrued interest. The notes bore interest at the rate of 10% per annum, which rate was increased to 12% in April 2010, with the additional two percent deferred until maturity, and were due in January 2015. Mr. Howard Glickberg, our vice chairman of development and a director, owned one-third of each of the entities that received a promissory note. In May 2011, we used a portion of the proceeds from our 2011 senior credit facility to repay these notes. In May 2011, we sold to Mr. Glickberg a subordinated promissory note in the aggregate principal amount of $7.3 million. This note bore interest at a rate of 12% per annum, of which 10% was paid in cash quarterly and 2% was deferred until maturity. The maturity date of the note was March 3, 2018. In March 2013, we repaid this note, including all accrued deferred interest, in full. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Transactions with Howard Glickberg—Subordinated Notes.”

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013:

	Payment by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations(1)	$274,313	$2,750	$5,500	$5,500	$260,563
Estimated interest on long-term debt obligations(2)	104,010	19,943	39,534	37,700	6,833
Operating lease obligations(3)	590,792	26,997	57,940	56,178	449,677
Total	$969,115	$49,690	$102,974	$99,378	$717,073

(1)                                 Reflects the outstanding balance on our $315.0 million 2013 senior credit facility (including our $40 million letter of credit sub-facility), including unamortized discount of $15.0 million. Does not include $17.4 million of outstanding letters of credit at March 31, 2013 under our senior credit facility. For a more detailed description of our senior credit facility, see “—Senior Credit Facility” and Note 8 to our financial statements found under “Item 8—Financial Statements” below.

(2)                                 As a result of the amendment of our senior credit facility in May 2013, borrowings under our senior credit facility now bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.0% floor) plus 4.0% or (ii) an alternate base rate plus 3.0%, subject to reduction if we achieve certain specified ratings. At March 31, 2013, after giving effect to the amendment, the interest rate on our outstanding borrowings under our senior credit facility would have been 5.0%. For the purposes of this table, we have estimated interest expense to be paid during the remaining term of our senior credit facility using the interest rate (after giving effect to the May 2013 amendment reducing interest rates) as of March 31, 2013. Our actual cash payments for interest on the senior credit facility will fluctuate as the outstanding balance changes with our cash needs and the LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt, see “—Senior Credit Facility” and Note 8 to our financial statements found under “Item 8—Financial Statements” below. A one percentage point increase in LIBOR above the 1.0% floor would cause an increase to interest expense of $2.8 million for the “less than 1 year” period, $5.5 million for the “1 - 3 years” period, $5.3 million for the “3 - 5 years” period and $1.0 million for “more than 5 years” period.

(3)                                 Represents the minimum lease payments due under our operating leases, excluding maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately 19.3% of our minimum lease obligations for fiscal 2013. The minimum lease payments do not reflect the fair market value reset provisions in the leases for certain of our stores. For a more detailed description of our operating leases, see Note 14 to our financial statements found under “Item 8—Financial Statements” below.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Multiemployer Plans

We are a party to one underfunded multiemployer pension plan on behalf of our union-affiliated employees. This underfunding has increased in part due to increases in the costs of benefits provided or paid under these plans as well as lower returns on plan assets. The unfunded liabilities of these plans may result in increased future payments by us and other participating employers. Going forward, our required contributions to these multiemployer plans could increase as a result of many factors, including the outcome of collective bargaining with the unions, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the payment of a withdrawal liability if we choose to exit a plan. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan. For a more detailed description of this underfunded plan, see Note 12 to our financial statements found under “Item 8—Financial Statements” below.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates.

Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: merchandise inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes and stock-based compensation. For a detailed discussion of accounting policies, please refer to the notes to our consolidated financial statements found under “Item 8—Financial Statements” below.

Merchandise Inventories

Perishable inventories are stated at the lower of cost (first in, first out) or market. Non-perishable inventories are stated principally at the lower of cost or market, with cost determined under the retail method, which approximates average cost. We value inventories at the lower of cost or market. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost as well as the resulting gross margins.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 350—Intangibles—Goodwill and Other. Accordingly, goodwill and identifiable intangible assets with indefinite lives are not amortized, but instead are subject to annual testing for impairment.

Goodwill is tested for impairment on an annual basis at the end of each fiscal year or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this annual impairment analysis, there was no impairment of non-amortizable intangible assets, including goodwill, as of March 31, 2013, April 1, 2012 and April 3, 2011.

We test for intangibles that are not subject to amortization whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We test indefinite-lived assets using a two-step approach. The first step screens for potential impairment while the second step measures the amount of impairment. We use a discounted cash flow analysis to complete the first step in the process. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. As of March 31, 2013, April 1, 2012 and April 3, 2011 no impairment charges have been recorded.

Impairment of Long-Lived Assets

ASC 360, “Impairment of Long-Lived- Assets” requires that long-lived assets other than goodwill and other non-amortizable intangibles be reviewed for impairment whenever events such as adjustments to lease terms or other adverse changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets with finite lives to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. We have concluded that the carrying amount of the long-lived assets is recoverable as of March 31, 2013, April 1, 2012 and April 3, 2011.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

We measure and recognize stock-based compensation expense for all equity-based payment awards made to employees using estimated fair values. The fair value of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In fiscal 2012 and fiscal 2011, we issued restricted shares of Class A common stock at a price per share of $0.01. We estimated the fair value of a share of Class A common stock to be $3.44 and $1.33 in fiscal 2012 and fiscal 2011, respectively. As part of our responsibility in determining an estimate of the fair value of common stock at April 1, 2012, we considered the analysis of an unrelated valuation specialist, using probability-weighted expected returns considering three discrete scenarios: consummate an initial public offering within six months, sell the company or remain a private company. During fiscal 2013 and fiscal 2012, we charged to operations approximately $317,000 and $437,000, respectively, for non-cash stock based compensation expense. We issued no stock in fiscal 2013.

In connection with our IPO, we granted to our directors and employees an aggregate of 2,296,838 RSUs in respect of Class A common stock and options to purchase 1,135,772 shares of Class A common stock. These RSUs will vest on April 22, 2016 (or earlier in certain circumstances) in the case of our non-employee directors, and in the case of members of our senior management team, contingent upon the executive’s continued employment, half will vest on April 22, 2016 and the remainder on April 22, 2017. The RSUs issued to employees who are not members of our senior management team will vest, contingent upon the employee’s continued employment, in three equal annual installments commencing on April 22, 2014. The options will vest in four equal annual installments commencing on April 22, 2014. We estimate that we will record compensation expense associated with these grants, resulting in a reduction in net earnings, of approximately $10.2 million for fiscal 2014, approximately $10.6 million for each of fiscal 2015 and fiscal 2016, approximately $3.1 million for fiscal 2017 and approximately $0.1 million for fiscal 2018, in each case net of tax, based on the initial public offering price of $13.00. We will from time to time in the future make additional restricted stock unit awards, option grants and restricted stock awards under our 2013 Long-Term Incentive Plan, which will result in compensation expense in future periods. In addition, contractual arrangements with certain of our management required us to pay them bonuses upon consummation of IPO which aggregate approximately $8.1 million. As a result, we will incur charges of approximately $8.1 million against earnings in the first quarter of fiscal 2014. See “Item 11—Executive Compensation—Equity Compensation Plans—2013 Long-Term Incentive Plan—Initial Awards” and “—IPO Bonuses” for more information.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08—Intangibles—Goodwill and Other (ASC Topic No. 350)—Testing Goodwill for Impairment. The ASU simplifies how entities test for goodwill impairment. The ASU permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test, as defined, is necessary. The ASU is effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an amendment related to multiemployer pension plans. This amendment increases the quantitative and qualitative disclosures about an employer’s participation in individually significant multiemployer plans that offer pension and other postretirement benefits. The guidance is effective for fiscal years ended after December 15, 2011. We have adopted the guidance and modified the disclosures surrounding our participation in multiemployer plans in note 12 to our financial statements found in “Item 8—Financial Statements and Supplemental Data”.

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

JOBS Act

The JOBS Act provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay the adoption of new or revised accounting pronouncements applicable to public and private companies until such pronouncements become mandatory for private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public and private companies.

Additionally, as an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 or (ii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

ITEM 7A—Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to financial market risks associated with interest rates and commodity prices.

Interest Rate Risk

We have a market risk exposure to changes in interest rates. Borrowings under our existing senior credit facility bear floating interest rates that are tied to LIBOR or alternate base rates and, therefore, our statements of income and our cash flows will be exposed to changes in interest rates. Our senior credit facility provides a floor in the rates under which we are charged interest expense. Currently, the LIBOR rate is below the interest rate floor included in the senior credit facility. Should the LIBOR rate exceed the floor provided in our senior credit facility, we would be required to make higher interest payments than planned. A one percentage point increase in LIBOR above the 1.0% minimum floor would cause an annual increase to the interest expense on our borrowings under our senior credit facility of approximately $2.7 million. Pursuant to the requirements of our 2011 senior credit facility, in fiscal 2012 we entered into an interest rate cap agreement with Credit Suisse AG to cap the LIBOR interest rate at 4% on $70 million notional amount of the term loan for the period July 19, 2011 through June 14, 2012 and $120 million notional amount of the term loan from June 14, 2012 through July 19, 2013. We paid Credit Suisse AG $98,000 for this interest rate cap. Pursuant to the requirements of our prior 2009 senior credit facility, in fiscal 2011 we entered into an interest rate cap agreement with Credit Suisse AG to cap the LIBOR interest on $50.1 million of the outstanding term loan at 5% for the period June 4, 2010 through June 14, 2011 and 4% from June 14, 2011 through June 14, 2012. We paid Credit Suisse AG a fee of $118,000 for this agreement.

Commodity Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Although we typically are able to mitigate these cost increases, our ability to continue to do so, either in whole or in part, and may be limited by the competitive environment we operate in.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Report
of Independent Registered Public Accounting Firm

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

April 3, 2011, April 1, 2012 and March 31, 2013

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fairway Group Holdings Corp.

We have audited the accompanying consolidated balance sheets of Fairway Group Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2013 and April 1, 2012, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairway Group Holdings Corp. and subsidiaries as of March 31, 2013 and April 1, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Melville, New York
June 6, 2013

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

April 1, 2012 and March 31, 2013

	April 1,	March 31,
	2012	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,172	$21,723
Accounts receivable, net	2,282	2,553
Merchandise inventories	19,960	24,759
Insurance claims receivable	—	5,184
Income tax receivable	709	817
Prepaid rent	2,533	3,146
Deferred financing fees	1,183	1,580
Prepaid expenses and other	2,062	5,604
Deferred income taxes	1,657	915
Total current assets	60,558	66,281
PROPERTY AND EQUIPMENT, NET	93,937	126,958
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	26,008	25,729
DEFERRED INCOME TAXES	28,837	3,781
OTHER ASSETS	16,838	20,340
Total assets	$321,590	$338,501
LIABILITIES, REDEEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$2,000	$2,750
Accounts payable	26,016	39,399
Accrued expenses and other	14,841	18,360
Total current liabilities	42,857	60,509
NONCURRENT LIABILITIES
Long-term debt, net of current maturities (inclusive of amounts due to related party of $7,333 and $0 at April 1, 2012 and March 31, 2013, respectively)	201,552	256,563
Other long-term liabilities	14,122	22,629
Total liabilities	258,531	339,701
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Series A Preferred Stock, $0.001 par value per share, 52,982 shares authorized and 43,058 shares issued and outstanding (inclusive of cumulative deemed dividends of $17,805 and $28,353 at April 1, 2012 and March 31, 2013, respectively)	73,780	84,328
Series B Preferred Stock, $0.001 par value per share, 64,018 shares authorized and 64,016.98 shares issued and outstanding (inclusive of cumulative deemed dividends of $66,626 and $85,899 at April 1, 2012 and March 31, 2013, respectively)	130,643	149,916
Total redeemable preferred stock	204,423	234,244
STOCKHOLDERS’ DEFICIT
Class A common stock, $0.00001 par value per share, 150,000,000 shares authorized, 12,506,833 and 12,370,348 shares issued and outstanding at April 1, 2012 and March 31, 2013, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000,000 shares authorized, no shares issued and outstanding at April 1, 2012 and March 31, 2013	—	—
Treasury stock at cost, 0 and 136,485 shares at April 1, 2012 and March 31, 2013, respectively	—	(1,500)
Accumulated deficit	(141,364)	(233,944)
Total stockholders’ deficit	(141,364)	(235,444)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$321,590	$338,501

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

April 3, 2011, April 1, 2012 and March 31, 2013

	Fiscal Years Ended
	April 3,	April 1,	March 31,
	2011	2012	2013

Net sales	$485,712	$554,858	$661,244

Cost of sales and occupancy costs (exclusive of depreciation and amortization)	326,207	368,728	445,379

Gross profit	159,505	186,130	215,865

Direct store expenses	109,867	132,446	154,753

General and administrative expenses	40,038	44,331	60,192

Store opening costs	10,006	12,688	19,015

Loss from operations	(406)	(3,335)	(18,095)

Business interruption insurance recoveries	—	—	5,000

Interest expense, net	(19,111)	(16,918)	(23,964)

Loss on early extinguishment of debt	(13,931)	—	—

Loss before income taxes	(33,448)	(20,253)	(37,059)

Income tax benefit (provision)	14,860	8,304	(25,809)

Net loss	(18,588)	(11,949)	(62,868)

Preferred stock dividends	(20,433)	(24,728)	(29,821)

Net loss attributable to common stockholders	$(39,021)	$(36,677)	$(92,689)

Basic and diluted loss per common share	$(3.22)	$(3.01)	$(7.52)

Weighted average common shares outstanding	12,122,114	12,188,582	12,325,647

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

	REDEEMABLE PREFERRED STOCK					STOCKHOLDERS’ DEFICIT
	Series A		Series B					Additional
	Preferred Stock		Preferred Stock			Common Shares		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Total	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 28, 2010	30,270	$47,421	64,016.98	$99,373	$146,794	12,144,034	$—	$—	$—	$(65,542)	$(65,542)
Issuance of common stock	—	—	—	—	—	129,725	—	1	—	—	1
Issuance of preferred stock, net of issuance costs	12,788	12,468	—	—	12,468	—	—	—	—	—	—
Deemed dividends on preferred stock	—	5,959	—	14,474	20,433	—	—	(1)	—	(20,432)	(20,433)
Purchase of treasury stock	—	—	—	—	—	(6,048)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(18,588)	(18,588)
Balance at April 3, 2011	43,058	65,848	64,016.98	113,847	179,695	12,267,711	—	—	$—	(104,562)	(104,562)
Issuance of common stock	—	—	—	—	—	288,214	—	3	—	—	3
Purchase of treasury stock	—	—	—	—	—	(49,092)	—	—	—	—	—
Non-cash stock compensation expense	—	—	—	—	—	—	—	437	—	—	437
Deemed dividends on preferred stock	—	7,932	—	16,796	24,728	—	—	(440)	—	(24,288)	(24,728)
Unamortized discount related to prepayment of related party debt, net of income taxes	—	—	—	—	—	—	—	—	—	(565)	(565)
Net loss	—	—	—	—	—	—	—	—	—	(11,949)	(11,949)
Balance at April 1, 2012	43,058	73,780	64,016.98	130,643	204,423	12,506,833	—	—	$—	(141,364)	(141,364)
Non-cash stock compensation expense	—	—	—	—	—	—	—	109	—	—	109
Deemed dividends on preferred stock	—	10,548	—	19,273	29,821	—	—	(109)	—	(29,712)	(29,821)
Purchase of treasury stock	—	—	—	—	—	(136,485)	—	—	(1,500)	—	(1,500)
Net loss	—	—	—	—	—	—	—	—	—	(62,868)	(62,868)
Balance at March 31, 2013	43,058	$84,328	64,016.98	$149,916	$234,244	12,370,348	$—	$—	$(1,500)	$(233,944)	$(235,444)

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

	Fiscal Years Ended
	April 3,	April 1,	March 31,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,588)	$(11,949)	$(62,868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on early extinguishment of debt	13,931	—	—
Deferred income taxes	(14,578)	(8,304)	25,798
Deferred rent	5,317	6,196	9,364
Depreciation and amortization of property and equipment	13,277	17,177	21,497
Amortization of intangibles	1,000	1,714	279
Amortization of discount on term loans and subordinated notes	660	339	1,553
Amortization of deferred financing fees	1,654	1,108	1,362
Amortization of prepaid rent	311	311	317
Non-cash stock compensation expense	—	437	109
Changes in operating assets and liabilities
Accounts receivable	(1,632)	469	(270)
Merchandise inventories	(4,049)	(1,233)	(4,799)
Insurance claims receivable	—	—	(5,184)
Prepaid expense and other	(2,381)	(1,604)	(4,661)
Other assets	(2,428)	(398)	(1,735)
Accounts payable	3,654	3,672	13,383
Accrued expenses and other	(2,915)	2,572	2,656
Other long-term liabilities	(230)	(1,690)	6
Net cash (used in) provided by operating activities	(6,997)	8,817	(3,193)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,797)	(44,528)	(57,916)
Insurance proceeds	—	—	3,398
Net cash used in investing activities	(27,797)	(44,528)	(54,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	173,535	31,688	526,908
Payments on long-term debt	(115,738)	(23,875)	(476,146)
Repurchase of treasury stock	—	—	(1,500)
Proceeds from issuance of common stock	1	3	—
Proceeds from issuance of preferred stock, net of issuance costs	12,468	—	—
Net cash provided by financing activities	70,266	7,816	49,262
Net increase (decrease) in cash and cash equivalents	35,472	(27,895)	(8,449)
Cash and cash equivalents — beginning of fiscal year	22,595	58,067	30,172
Cash and cash equivalents — end of fiscal year	$58,067	$30,172	$21,723
Cash paid during the fiscal year for
Interest	$16,106	$16,403	$21,514
Income taxes	$442	$193	$175

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

1.         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Organization

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is majority owned by investment funds managed by Sterling Investment Partners L.P. and affiliates (collectively,”Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates two stores on the West Side of Manhattan, NY, a store in Plainview, Long Island, a store in Brooklyn, NY (“Red Hook”) (constituting the acquired four retail food store operations); a store in Paramus, NJ which opened in March 2009, a store on the Upper East Side of Manhattan which opened in July 2011, a store in Douglaston, Queens which opened in November 2011, a store in Woodland Park, NJ which opened in June 2012,  a store in Westbury, NY which opened  in August 2012, and a store in the Kips Bay neighborhood of Manhattan, NY which opened in December 2012.  The Company opened a grocery retail store and a wine and spirits store in Pelham Manor, NY in April 2010 and May 2010, respectively, and a grocery retail store and wine and spirits store in Stamford, CT in November 2010 and December 2010, respectively. The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

In January 2007, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of the aforementioned acquired four retail food store operations.  The consideration paid for the acquisition consisted of $97.4 million in cash, $2.4 million paid approximately two years from the date of the acquisition, 10% subordinated promissory notes in the aggregate principal amount of $22 million, recorded by the Company at fair value of $20 million, 19.9% of the issued and outstanding common and preferred stock of the Company having a value of approximately $12.7 million and transaction costs of approximately $7.2 million.

On April 12, 2013, the Company amended and restated its certificate of incorporation to increase the number of shares the Company is authorized to issue to 150,000,000 shares of Class A common stock, 31,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The amendment and restatement of the certificate of incorporation effected an internal recapitalization pursuant to which the Company effected a 118.58-for-one stock split on its outstanding common stock and reclassified its outstanding common stock into shares of Class A common stock. Accordingly, all common share and per share amounts in these financial statements and the notes thereto have been adjusted to reflect the 118.58-for-one stock split as though it had occurred at the beginning of the initial period presented.

On April 22, 2013, the Company completed its initial public offering (“IPO”) of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). The Company received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to the IPO. The Company used the net proceeds that it received from the IPO to (i) pay accrued but unpaid dividends on its Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on its Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of the Company’s management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of the Company’s management totaling approximately $8.1 million. The Company intends to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. In connection with the IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Principles of Consolidation

The consolidated financial statements include the accounts of Fairway Group Holdings Corp. and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company has selected a fiscal year ending on the Sunday closest to March 31.  These financial statements are presented for the fiscal years ended April 3, 2011 (53 weeks), April 1, 2012 (52 weeks) and March 31, 2013 (52 weeks).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Cash and cash equivalents include cash on hand, cash on deposit with banks and receipts from credit and debit card sales transactions which settle within a few days.  The amount of credit and debit card sales transactions included within cash and cash equivalents as of April 1, 2012 and March 31, 2013 was approximately $6.9 million and $8.9 million, respectively.

Merchandise Inventories

Perishable inventories are stated at the lower of cost (first in, first out) or market. Non-perishable inventories are stated at the lower of cost or market with cost determined under the retail method, which approximates average cost. Under the retail method, the valuation of inventories at cost and resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories.  Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins.

Vendor Allowances

The Company recognizes vendor allowances including merchandise cost adjustments and merchandise volume related rebate allowances as a reduction of the cost of inventory when earned and as a reduction of cost of sales when the related inventory is sold.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are composed primarily of vendor rebates from the purchase of goods and are stated at historical cost. Included in accounts receivable are amounts due from employees totaling approximately $152,000 and $143,000 at April 1, 2012 and March 31, 2013, respectively.  Management evaluates accounts receivable to estimate the amount of accounts receivable that will not be collected in the future and records the appropriate provision.  The provision for doubtful accounts is recorded as a charge to operating expense and reduces accounts receivable.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Allowance for doubtful accounts is calculated based on historical experience, customer credit risk and application of the specific identification method and totaled approximately $562,000 and $180,000 at April 1, 2012 and March 31, 2013, respectively.  During fiscal 2012 and fiscal 2013, the Company wrote off $0 and $611,000 of doubtful accounts receivable balances, respectively.

Property and Equipment

Additions to property and equipment are stated at cost.

Renewals and improvements that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are expensed as incurred.

Depreciation is computed under the straight-line method over the estimated useful lives of the assets.

Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.  The estimated useful lives of property and equipment are as follows:

Equipment	3 — 7 years
Furniture and fixtures	5 years
Leasehold improvements	The shorter of 10 years or the remaining term of the lease

Goodwill and Other Intangibles Assets

The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 350 — Intangibles — Goodwill and Other.  Accordingly, goodwill and identifiable intangible assets with indefinite lives are not amortized, but instead are subject to annual testing for impairment.

Goodwill is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value below its carrying amount.  The Company performs this test at the end of each fiscal year.  The Company is required to perform a second step if there is an indication that the goodwill may be impaired.  In this step, the Company compares the implied fair value of goodwill with the carrying amount of goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the assets (recognized and unrecognized) and liabilities of the Company in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of goodwill.  Based on this annual impairment analysis, there was no impairment of goodwill as of April 3, 2011, April 1, 2012 and March 31, 2013.

The Company tests intangible assets that are not subject to amortization for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company tests indefinite-lived assets using a two-step approach.  The first step is to determine if the fair value of the asset exceeds the carrying value.  The second step measures the amount of impairment, if applicable.  The Company uses an undiscounted cash flow analysis to complete the first step in the process.  The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.  There was no impairment as of April 3, 2011, April 1, 2012 and March 31, 2013.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

To estimate the fair value of the Company, the Company considered an income approach and a market approach.  The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to the Company and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows.  The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates.  The Company believes the assumptions are consistent with the plans and estimates used to manage the business.  The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from the Company’s analysis of peer companies and considers the industry weighted average return on debt and equity from a market participant perspective.  The Company believes the assumptions used to determine the fair value are reasonable.  If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of the Company could differ from the estimated operating results and related cash flows.  The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.

A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired.  If comparable companies are not available, the market approach is not used.

Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued.  The use of multiple approaches (e.g. income and market approaches) is considered preferable to a single method.  In the Company’s case, 80% was weighted to the income approach because it generally provides a reliable estimate of value for an ongoing business which has a reliable forecast of operations, and 20% was weighted to the market approach.  The income approach closely parallels investors’ consideration of the future benefits derived from ownership of an asset.

Impairment of Long-Lived Assets

ASC 360, “Impairment of Long-Lived Assets” requires that long-lived assets other than goodwill and other non-amortizable intangibles be reviewed for impairment whenever events such as unplanned negative cash flow or other adverse changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying amount of a long-lived asset is not recoverable and is greater than its fair value, the asset is impaired and an impairment loss must be recognized. The Company has concluded that the carrying amounts of its long-lived assets were recoverable as of April 1, 2012 and March 31, 2013.

Deferred Rent

The Company leases stores, storage and production facilities and an administrative office under operating leases.  These lease agreements generally include rent escalation clauses, renewal options, rent holidays and incentives.  The Company recognizes scheduled rent increases and rent holidays on a straight-line basis over the term of the respective leases.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Revenue Recognition

Revenue is recognized at point of sale which is the time of sale.  All discounts provided to customers by the Company are recorded as reductions of sales at the time of sale.  Net sales exclude sales taxes.

Cost of Sales and Occupancy Costs

Cost of sales includes the cost of merchandise inventories sold during the year (net of discounts and allowances), distribution and food preparation costs and shipping and handling costs.  The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts.  Purchase volume discounts are calculated based on actual purchase volumes and are recognized as a reduction of cost of sales when the related merchandise is sold.  Occupancy costs include store rental costs and property taxes.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefit costs for the store work force, supplies, store depreciation and store-specific marketing costs.  Store-level labor costs are generally the largest component of direct store expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of non-store specific employee costs, corporate and marketing expenses (including pre-opening advertising costs beginning in fiscal 2013), management fees, depreciation and amortization expense as well as other expenses associated with corporate headquarters, and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments.

Store Opening Costs

Store opening costs include rent expense incurred during construction of new stores and costs related to new location openings, including costs associated with hiring and training personnel, supplies and other miscellaneous costs.  Rent expense is recognized upon taking possession of a store site, which generally ranges from three to six months before the opening of a store, although in some situations, the possession period can exceed twelve months.  Store opening costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date.  The Company may recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained by the taxing authorities based on technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities.  The Company believes that its tax positions are consistent with applicable tax law, but certain positions may be challenged by taxing authorities.  In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain.  In addition, the Company is subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities.  Although management believes that the estimates are reasonable, actual results could differ from these estimates.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

The Company does not have any material uncertain tax positions for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013.

Advertising

Advertising and display costs are expensed as incurred and approximated $4.7 million, $6.5 million and $9.5 million for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.  Marketing costs are expensed as incurred and approximated $2.7 million, $2.4 million and $1.2 million for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.

Concentrations of Credit Risks

The Company’s customers are consumers located primarily in the New York metropolitan area who purchase products at the Company’s stores.  Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable.  As of April 1, 2012 and March 31, 2013, there were no significant concentrations of accounts receivable or related credit risk.

The Company maintains cash balances at financial institutions.  Accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.  At April 1, 2012 and March 31, 2013, the balances exceeding this insurable limit approximated $27.1 million and $16.4 million, respectively.

Concentrations of Supplier Risks

The Company’s single largest third-party supplier in fiscal 2011 was Supervalu and in fiscal 2012 and 2013 was White Rose, Inc., accounting for approximately 12%, 13% and 15% of its total purchases, respectively. Under the Company’s agreement with White Rose, it is obligated to purchase all of its requirements for specified products, principally warehouse conventional grocery, dairy, frozen food and ice cream products, for its existing stores. In addition, United Natural Foods, Inc. (“UNFI”), which is the Company’s primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 9% of its total purchases in each of fiscal 2011, 2012 and 2013. The use of White Rose and UNFI gives the Company purchasing power through the volume discounts they receive from manufacturers.

Fair Value of Financial Instruments

Effective April 2, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP” (“ASU 2011-04”), which establishes common requirements for measuring fair value and related disclosures in accordance with Generally Accepted Accounting Principles (“GAAP”). The adoption of ASU 2011-04, which primarily consists of clarification and wording changes to existing fair value measurement and disclosure requirements, did not have an impact on the Company’s consolidated financial statements.

The Company applies the FASB guidance for “Fair Value Measurements.”  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

In determining fair value, the Company uses various valuation approaches.  The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

Level 1 -                   Inputs that are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The valuation under this approach does not entail a significant degree of judgment.

Level 2 -                   Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 -                   Inputs that are unobservable for the asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets.  To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows (“DCF”) (Level 3 input).  A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows.

The carrying amount of the Company’s interest rate cap agreement is measured at fair value, on a recurring basis, using a standard valuation model that incorporates inputs other than quoted prices that are observable.  The Company’s interest rate cap agreement was classified as Level 2 as of April 1, 2012 and March 31, 2013.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to short term maturities as of April 1, 2012 and March 31, 2013.  The long-term debt (Note 8 - Long-Term Debt) approximated fair value as of April 1, 2012 and March 31, 2013, because it has variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on current market conditions.

Deferred Financing Fees

The Company incurred approximately $724,000 and $3.4 million of financing fees in the fiscal years ended April 1, 2012 and March 31, 2013, respectively, in conjunction with the debt refinancing discussed in Note 8.  These costs are being deferred and amortized using the effective interest method over the life of the related debt instrument.

Net Loss Per Common Share

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the fiscal year.  Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the fiscal year plus the effect of any potential common shares that have been issued if these additional shares are dilutive.  For all periods presented, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

For the fiscal year ended April 3, 2011, there were 1,993,669 additional potentially dilutive shares of common stock which include 1,930,822 outstanding warrants and 62,847 restricted stock awards not vested.

For the fiscal year ended April 1, 2012, there were 2,115,924 additional potentially dilutive shares of common stock which include 1,930,822 outstanding warrants and 185,102 restricted stock awards not vested.

For the fiscal year ended March 31, 2013, there were 2,076,793 additional potentially dilutive shares of common stock which include 1,930,822 outstanding warrants and 145,971 restricted stock awards not vested.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for all equity-based payment awards made to employees using estimated fair values.  The fair value of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service period.  For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met.  Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Insurance Recoveries

Insurance recoveries related to impairment losses recorded and other recoverable expenses are recognized up to the amount of the related loss or expense in the period that recoveries are deemed probable.  Insurance recoveries under business interruption coverage and insurance gains in excess of amounts written off related to impaired merchandise inventories and property and equipment are recognized when they are realizable and all contingencies have been resolved.  The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures.  Actual results could differ from those estimates.  Refer to Note 15 to these financial statements for additional discussion.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include net realizable value of merchandise inventories, valuation of long-lived assets (including goodwill and intangible assets), useful lives associated with amortization and depreciation of intangible assets, property and equipment, and valuation of deferred tax assets.

Reclassifications

Certain reclassifications have been made to the prior fiscal years’ amounts to conform to the current fiscal year’s presentation.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates.  The Company does not use financial instruments or derivatives for any trading or other speculative purposes.  Hedge effectiveness is measured by comparing the change in fair value of the hedged item to the change in fair value of the derivative instrument.  The effective portion of the gain or loss of the hedge is recorded as other comprehensive income (loss) in the periods presented, if applicable.  Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded in the consolidated statements of operations under the caption “interest expense.”  The Company has not applied hedge accounting on its interest rate cap agreement.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08 - Intangibles - Goodwill and Other (ASC Topic No. 350) - Testing Goodwill for Impairment.  The ASU simplifies how entities test for goodwill impairment.  The ASU permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if performing the two-step goodwill impairment test, as defined, is necessary.  The ASU is effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this ASU which did not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued an amendment related to multiemployer pension plans.  This amendment increases the quantitative and qualitative disclosures about an employer’s participation in individually significant multiemployer plans that offer pension and other postretirement benefits.  The guidance is effective for fiscal years ended after December 15, 2011.  The Company adopted the guidance and modified the disclosures surrounding its participation in multiemployer plans in Note 12 - Multiemployer Plan and Employee Benefit Plan.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its accompanying consolidated financial statements.

Treasury Stock

Treasury shares repurchased are recorded at cost.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

2.         PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	April 1, 2012	March 31, 2013

Leasehold improvements	$77,838	$106,311
Machinery and Equipment	30,052	40,206
Computer Equipment	23,081	32,047
Furniture and fixtures	8,771	11,947
Transportation equipment	233	319
Construction in progress	6,167	1,509

Total property and equipment	146,142	192,339

Less accumulated depreciation	(52,205)	(65,381)

Property and equipment, net	$93,937	$126,958

Depreciation expense for property and equipment included in direct store expenses for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, was approximately $10.0 million, $13.2 million and $17.3 million, respectively.

Depreciation expense for property and equipment included in general and administrative expenses for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, was approximately $3.3 million, $4.0 million and $4.2 million, respectively.

As a result of Hurricane Sandy during fiscal 2013, the Company eliminated from property and equipment approximately $11.7 million gross and $3.4 million net of damaged assets which were fully insured.

3.         PREPAID EXPENSES AND OTHER

Prepaid expenses and other consist of the following (in thousands):

	April 1, 2012	March 31, 2013
Deferred initial public offering costs	$—	$2,737
Prepaid advisory fee to related party (Note 11)	627	877
Prepaid insurance	608	781
Prepaid maintenance	234	747
Other	593	462
	$2,062	$5,604

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

The Company has deferred initial public offering costs, consisting of legal, professional and accounting fees and printing costs totaling approximately $2.7 million as of March 31, 2013 in anticipation of its IPO.  These costs will be offset against proceeds of the IPO in the first quarter of fiscal 2014.

4.         OTHER ASSETS

Other assets consist of the following (in thousands):

	April 1, 2012	March 31, 2013
Prepaid rent, net	$8,242	$7,884
Deferred financing fees, net	4,314	5,893
Long-term deposits	3,915	6,091
Other	367	472
	$16,838	$20,340

The prepaid rent, net balance represents the unamortized noncurrent portion of a $10.2 million payment made in January 2007 to the lessor of one of the Company’s stores to extend the lease on that store through 2039 and is being amortized on a straight-line basis over the remaining term of the lease.  Amortization of approximately $311,000 was recorded in each of the fiscal years ended April 3, 2011 and April 1, 2012, and approximately $317,000 was recorded in the fiscal year ended March 31, 2013.

5.         INTANGIBLE ASSETS, NET

The Company’s intangible assets, net consist of the following (in thousands):

	April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life
Intangible assets:
Trade name	$23,600	$—	$23,600	indefinite
Favorable leases	7,370	5,270	2,100	12.6
Non-compete agreement	890	582	308	8
	$31,860	$5,852	$26,008

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life
Intangible assets:
Trade name	$23,600	$—	$23,600	indefinite
Favorable leases	3,018	1,089	1,929	19
Non-compete agreement	890	690	200	8
	$27,508	$1,779	$25,729

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Amortization of intangible assets with finite lives amounted to approximately $1.0 million, $1.7 million, and $300,000 during the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.  The carrying value of favorable leases was reduced due to the expiration of certain of the Company’s favorable leases during the fiscal year ended March 31, 2013.

The following is a schedule of the future amortization of the finite lived intangible assets as of March 31, 2013 for the fiscal years ending (in thousands):

March 30, 2014	$294
March 29, 2015	278
April 3, 2016	186
April 2, 2017	186
April 1, 2018	186
Thereafter	999
$2,129

6.         ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

	April 1, 2012	March 31, 2013
Accrued compensation and employee-related benefits	$7,629	$9,444
Accrued occupancy costs	1,822	2,305
Accrued initial public offering expenses	—	1,200
Accrued utilities	362	970
Accrued advertising	301	911
Gift cards liability	502	781
Settlement liability	1,690	—
Accrued interest to related parties (Note 11)	133	—
Other accrued expenses	2,402	2,749
	$14,841	$18,360

7.         OTHER LONG-TERM LIABILITIES

Other long-term liabilities are the long-term portion of deferred rent.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

8.         LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	April 1, 2012	March 31, 2013
Credit facility, gross	$198,125	$274,313
Less unamortized discount	(1,906)	(15,000)
Credit facility, net	196,219	259,313
Subordinated promissory note payable to related party	7,333	—
Total	203,552	259,313
Less current maturities	(2,000)	(2,750)
Long-term debt, net of current maturities	$201,552	$256,563

A summary of interest expense is as follows (in thousands):

	Fiscal Years Ended
	April 3, 2011	April 1, 2012	March 31, 2013
Interest on senior credit facility	$13,934	$14,571	$20,014
Interest on subordinated promissory notes payable to related parties	2,680	909	820
Amortization of original issue discount	917	339	1,553
Amortization of deferred financing fees	1,654	1,108	1,362
Other interest (income) expense, net	(74)	(9)	215
Total	$19,111	$16,918	$23,964

The following is the summary of the aggregate principal annual maturities of the Company’s debt as of March 31, 2013 (in thousands):

March 30, 2014	$2,750
March 29, 2015	2,750
April 3, 2016	2,750
April 2, 2017	2,750
April 1, 2018	2,750
Thereafter	260,563
$274,313

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

2013 Senior Credit Facility

In February 2013, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “2013 Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit sub-facility (the “2013 Revolving Facility” and together with the 2013 Term Facility, the “2013 Senior Credit Facility”) with the 2013 Term Facility maturing in August 2018 and the 2013 Revolving Facility maturing in August 2017. The Company used the proceeds from the 2013 Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under the 2012 Senior Credit Facility and pay fees and expenses.

Borrowings under the 2013 Senior Credit Facility bear interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 5.50% or (ii) an alternate base rate plus 4.50%. In addition, there is a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the 2013 Revolving Facility, calculated based on a 360-day year. Interest is payable quarterly in the case of base rate loans and on the maturity dates or every three months, whichever is shorter, in the case of adjusted LIBOR loans. The 5.50% and 4.50% margins will each be reduced by 50 basis points at any time following completion of the Company’s initial public offering when the Company’s corporate family rating from Moody’s Investor Services Inc. is B2 or higher and the Company’s corporate rating from Standard & Poors Rating Service is B or higher, in each case with a stable outlook, and as long as certain events of default have not occurred.

All of the borrower’s obligations under the 2013 Senior Credit Facility are unconditionally guaranteed (the “Guarantees”) by Fairway Group Holdings Corp. and subsidiaries (other than the borrower and any future unrestricted subsidiaries as the Company may designate, at its discretion, from time to time) (the “Guarantors”). Additionally, the 2013 Senior Credit Facility and the Guarantees are secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, property and equipment, merchandise inventories, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

Mandatory prepayments under the 2013 Senior Credit Facility are required with: (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of asset sales or other dispositions of property by the Company and certain of its subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions).  In addition, the 2013 Senior Credit Facility required that by May 15, 2013, the Company either fully repay its outstanding subordinated note or make a $7.7 million repayment of the outstanding term loan.  On March 7, 2013, the Company repaid in full its outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued interest aggregating $440,000.

The 2013 Senior Credit Facility contains negative covenants, including restrictions on: (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the Company by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by the Company; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. The Company is also required to comply with the following financial covenants: (i) a maximum total leverage ratio and (ii) a minimum cash interest coverage ratio.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at March 31, 2013.

The 2013 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $800,000, to be amortized over the life of the loan on the effective interest method. These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

The Company reviewed the terms of the 2013 Senior Credit Facility and ascertained that the conditions have been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification.  In connection with the modification of the 2012 Senior Credit Facility as described below, (i) the unamortized original issue discount of approximately $11.8 million relating to the 2012 Senior Credit Facility and (ii) debt placement fees of approximately $3.6 million in connection with the 2013 Senior Credit Facility are collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method. In addition, approximately $2.1 million of debt related expenses to third parties, pertaining to the 2013 Senior Credit Facility, have been expensed as incurred in “General and administrative expenses” for the fiscal year ended March 31, 2013.

At March 31, 2013, the Company had $22.6 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  At March 31, 2013, the Company had $17.4 million of letters of credit outstanding.

As discussed in Note 17, on May 3, 2013, the 2013 Senior Credit Facility was amended, resulting in, among other changes, a reduction in interest rates.

2012 Senior Credit Facility

In August 2012, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $260 million term loan (the “2012 Term Facility”) and a $40 million revolving credit facility, which included a $40 million letter of credit sub-facility (the “2012 Revolving Facility” and together with the 2012 Term Facility, the “2012 Senior Credit Facility”) with the 2012 Term Facility maturing in August 2018 and the 2012 Revolving Facility maturing in August 2017. The Company used the net proceeds from the 2012 Term Facility to finance growth.

Borrowings under the 2012 Senior Credit Facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6.75% or (ii) an alternate base rate plus 5.75%. In addition, there was a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the 2012 Revolving Facility, calculated based on a 360-day year. Interest was payable quarterly in the case of base rate loans and on the maturity dates or every three months, whichever was shorter, in the case of adjusted LIBOR loans. The 6.75% and 5.75% margins would each have been reduced by 50 basis points at any time following completion of the Company’s initial public offering when the Company’s corporate family rating from Moody’s Investor Services Inc. was B2 or higher and the Company’s corporate rating from Standard & Poor’s Rating Service is B or higher, in each case with a stable outlook, and as long as certain events of default had not occurred.

All of the borrower’s obligations under the 2012 Senior Credit Facility were unconditionally guaranteed (the “Guarantees”) by Fairway Group Holdings Corp. and subsidiaries (other than the borrower ) (the “Guarantors”). Additionally, the 2012 Senior Credit Facility and the Guarantees were secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, property and equipment, merchandise inventories, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Mandatory prepayments under the 2012 Senior Credit Facility were required with: (i) 50% of adjusted excess cash flow (which percentage would have been reduced to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of asset sales or other dispositions of property by the Company and certain of its subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions).

The 2012 Senior Credit Facility contained negative covenants, including restrictions on: (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the Company by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by the Company; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. The Company was also required to comply with the following financial covenants: (i) a maximum total leverage ratio and (ii) a minimum cash interest coverage ratio.

The 2012 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $2.1 million, to be amortized over the life of the loan on the effective interest method. These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

The Company reviewed the terms of the 2012 Senior Credit Facility and ascertained that the conditions had been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification.  In connection with the modification of the 2011 Senior Credit Facility as described below, (i) the unamortized original issue discount of approximately $1.8 million relating to the 2011 Senior Credit Facility and (ii) debt placement fees of approximately $7.2 million and new original issue discount of approximately $3.9 million in connection with the 2012 Senior Credit Facility were collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method. In addition, approximately $2.8 million of debt related expenses to third parties, pertaining to the 2012 Senior Credit Facility, were expensed as incurred in “General and administrative expenses” in the fiscal year ended March 31, 2013.

All outstanding balances of the 2012 Senior Credit Facility were fully paid at the closing of the 2013 Senior Credit Facility on February 14, 2013.

2011 Senior Credit Facility

In March 2011, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $175 million term loan, which was increased to $200 million in December 2011 (the “2011 Term Facility”) and a $25 million revolving credit facility which was increased to $35 million in July 2012.  The Revolving Credit Facility included a $15 million letter of credit sub-facility (the “2011 Revolving Facility” and together with the Term Facility, the “2011 Senior Credit Facility”) with the 2011 Term Facility maturing in March 2017 and the 2011 Revolving Facility maturing in March 2016.  The Company used the proceeds from the 2011 Term Facility to repay its existing senior debt, the subordinated notes issued in connection with the acquisition of the four Fairway stores in 2007 and to finance growth.  Borrowings under the 2011 Senior Credit Facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6% or (ii) an alternate base rate plus 5%.  In addition, there was a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the 2011 Revolving Facility, calculated based on a 360-day year.  Interest was payable quarterly in the case of base rate loans and on the maturity dates or every three months, whichever was shorter, in the case of adjusted LIBOR loans.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

All of the borrower’s obligations under the 2011 Senior Credit Facility were unconditionally guaranteed (the “Guarantees”) by Fairway Group Holdings Corp. and subsidiaries (other than the borrower) (the “Guarantors”).  Additionally, the 2011 Senior Credit Facility and the Guarantees were secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, property and equipment, merchandise inventories, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

Mandatory prepayments under the 2011 Senior Credit Facility were required with:  (i) 50% of adjusted excess cash flow (which percentage would have been reduced to 25% upon achievement and maintenance of a leverage ratio of less than 2.5:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 2.0:1.0); (ii) 100% of the net cash proceeds of asset sales or other dispositions of property by the Company and certain of its subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions).

The 2011 Senior Credit Facility contained negative covenants, including restrictions on:  (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments; (vii) transactions with affiliates; (viii) changes in the business conducted by the Company; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures.  The Company was also required to comply with the following financial covenants:  (i) a maximum total leverage ratio and (ii) a minimum cash interest coverage ratio.

The 2011 Senior Credit Facility resulted in the Company capitalizing deferred financing fees of approximately $6.0 million and $563,000 during the fiscal years ended April 3, 2011 and April 1, 2012, respectively, to be amortized over the life of the loan on the effective interest method.  These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

In connection with the early termination of the 2009 Senior Credit Facility as described below, the Company recorded a loss of approximately $13.9 million on the early extinguishment of debt during the fiscal year ended April 3, 2011.  The loss included the write off of unamortized deferred financing fees of approximately $6.1 million and the unamortized discount of approximately $2.6 million, and the expensing of debt placement fees made in connection with the 2011 Senior Credit Facility of approximately $5.2 million.

At April 1, 2012, the Company had $15.1 million of availability under the 2011 Revolving Facility, of which $5.1 million was available for letters of credit.  At April 1, 2012, the Company had $9.9 million of letters of credit outstanding.

All outstanding balances of the 2011 Senior Credit Facility were fully paid at the closing of the 2012 Senior Credit Facility on August 17, 2012.

2009 Senior Credit Facility

In December 2009, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $105 million term loan, which was increased to $115 million in November 2010 (the “2009 Term Facility”) and a $9 million revolving credit facility, which included a $8 million letter of credit sub-facility (the “2009 Revolving Facility” and together with the 2009 Term Facility, the “2009 Senior Credit Facility”) with the 2009 Term Facility maturing in October 2014 and the 2009 Revolving Facility maturing in April 2014.  The Company used the proceeds from the 2009 Term Facility to repay existing senior debt and to finance growth.  Borrowings under the 2009 Senior Credit Facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6% or (ii) an alternate base rate plus 5%.  In addition, there was a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the 2009 Revolving Facility, calculated based on a 360-day year.  Interest was payable quarterly in the case of base rate loans and on the maturity dates or every three months, whichever was shorter, in the case of adjusted LIBOR loans.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

All of the borrower’s obligations under the 2009 Senior Credit Facility were unconditionally guaranteed by Fairway Group Holdings Corp. and its subsidiaries and secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, property and equipment, merchandise inventories, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

The 2009 Senior Credit Facility resulted in the Company capitalizing deferred financing fees of approximately $7.7 million to be amortized over the life of the loan on the effective interest method.  These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

In connection with the early termination of the Company’s then existing senior debt, the Company recorded a loss of approximately $2.8 million on the early extinguishment of debt during the fiscal year ended March 28, 2010.  The loss included a prepayment penalty fee of approximately $1.5 million, and the write off of the unamortized deferred financing fees of approximately $1.3 million.

All outstanding balances of the 2009 Senior Credit Facility were fully paid at the closing of the 2011 Senior Credit Facility on March 3, 2011.

Subordinated Promissory Notes Payable to Related Parties

On January 18, 2007, the Company entered into two subordinated promissory notes which were amended on January 10, 2010 and April 1, 2010 (the “Notes”) for a total of $22 million with two corporations owned by two preferred stockholders of the Company and a third person (collectively, the owners of the four retail food store operations acquired by the Company in January 2007).  The Notes were subordinated to the Company’s senior debt and bore 10% interest per annum through March 31, 2010 and 12% interest per annum from April 1, 2010.  The interest accrued equal to 10% of the principal amount was payable in cash on the last day of each quarter commencing from March 31, 2007.  The interest accrued equal to 2% of the principal amount was payable on the Notes’ maturity date.  The outstanding principal balance of the Notes and accrued, unpaid interest was payable on the maturity date of January 18, 2015.

In January 2007, the fair market value of these Notes was determined to be approximately $20 million, net of a discount of approximately $2.0 million, by using a discount rate yielding an interest rate of return of 13%.  The amortization of the discount approximated $263,000, $21,000 and $0 during the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively, and is reflected in the Consolidated Statements of Operations as interest expense.

On May 3, 2011, the Company prepaid, in full, the principal balance and accrued interest on the Notes, amounting to approximately $22 million and $700,000, respectively.  Consequently, the unamortized discount of the Notes as of May 3, 2011 approximating $958,000 was reversed directly through accumulated deficit (net of income taxes) in fiscal 2012 as the debt between related entities emanated from a capital transaction.

On May 13, 2011, for consideration received of approximately $7.3 million, the Company issued a subordinated promissory note to its then chief executive officer who was one of the individuals that owned the entities to which the Notes had been issued.  The note was subordinated to the 2011 Senior Credit Facility and bore 12% interest per annum.  The interest equal to 10% of the principal amount was payable in cash on the last day of each quarter commencing June 30, 2011.  The interest equal to 2% of the principal amount was payable on the note’s maturity date.  The outstanding principal balance of the note and accrued, unpaid interest was payable on March 3, 2018.  At April 1, 2012, the amount due to this related party was approximately $7.5 million including accrued interest of $133,000. The deferred interest is classified as accrued expenses on the Consolidated Balance Sheets.  On March 7, 2013, the Company fully repaid the subordinated promissory note in the amount of $7.3 million and accrued interest in the amount of $133,000 and deferred interest due in the amount of $267,000.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Interest Rate Cap Agreement

In accordance with the terms of the 2011 Senior Credit Facility and the 2009 Senior Credit Facility, the Company was required no later than the 180th day after the closing date of each of the agreements, and for a minimum of two years thereafter, to enter into agreements reasonably acceptable to the administrative agent that result in at least 50% of the aggregate principal amount of its funded long-term indebtedness being effectively subject to a fixed or maximum interest rate acceptable to the administrative agent.

On June 14, 2010, the Company entered into an agreement with the administrative agent to cap the LIBOR interest on $50.1 million of the outstanding term loan under the 2009 Senior Credit Facility.  The LIBOR interest rate was capped at 5% for the period June 4, 2010 through June 14, 2011, and is capped at 4% from June 14, 2011 through June 14, 2012.  The Company paid a fee of $118,000 for this agreement.

On July 19, 2011, the Company entered into an agreement with the administrative agent to cap the LIBOR interest rate at 4% on a portion of the outstanding term loan under the 2011 Senior Credit Facility.  The notional amount of the agreement is $70 million for the period July 19, 2011 through June 14, 2012, and $120 million from June 14, 2012 through July 19, 2013.  The Company paid a fee of $98,000 for this agreement.

9.              REDEEMABLE PREFERRED STOCK

The Series A and B Preferred Stock is classified as redeemable preferred stock at April 1, 2012 and March 31, 2013 since the shares are redeemable at the option of the Board of Directors (the “Board”) which is controlled by the holders of the preferred stock.

Series B Preferred Stock

In January 2007, the Company issued 64,016.98 shares of Series B Preferred Stock and received net proceeds of approximately $51.2 million net of issuance costs.  In addition, approximately $12.7 million was considered the fair value of the preferred stock issued to the sellers as part of the consideration paid for the four retail food store operations acquired by the Company in January 2007.

The Series B Preferred Stock is nonvoting and is entitled to receive dividends payable in cash at an annual rate of $140 per share from the date of issuance (January 18, 2007) of such shares.  All dividends with respect to Series B Preferred Stock (i) accrue on a daily basis, (ii) are cumulative, whether or not earned or declared, (iii) are compounded quarterly from the date of issuance of such shares and (iv) are payable when declared by the Board.  In addition, the Series B Preferred Stock is redeemable at the option of a majority of the Board at a price of $1,000 per share plus all accrued and unpaid dividends (the “Series B Liquidation Value”), whether or not declared.  Upon a liquidation event, each share of a Series B Preferred Stock is entitled to receive an amount equal to the Series B Liquidation Value before any payments can be made in respect of the Common Stock.  The Company may not redeem any shares of Series B Preferred Stock until it has redeemed all outstanding shares of Series A Preferred Stock (other than those shares that are not being redeemed at the request of the holder).  At April 1, 2012 and March 31, 2013, the Series B Preferred Stock cumulative deemed dividends were approximately $66.6 million, and $85.9 million, respectively.  At April 1, 2012 and March 31, 2013 the total liquidation preference, including dividends, was approximately $130.6 million and $149.9 million, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Series A Preferred Stock

On March 26, 2009, the Company issued 20,620 shares of Series A Preferred Stock, par value $0.001 per share, together with 2,162,881 detachable warrants to purchase up to 2,162,881 shares of the Company’s Common Stock, par value $0.001 per share, at an exercise price of $0.00008 per share, in consideration for cash proceeds of $16.6 million, net of issuance costs of approximately $4.0 million.

On October 29, 2009, the Company issued 9,650 shares of Series A Preferred Stock to existing stockholders in consideration for cash proceeds of approximately $9.4 million, net of issuance costs of $241,000.

In October and December 2010, the Company issued a total of 12,788 shares of Series A Preferred Stock in consideration for cash proceeds of approximately $12.5 million, net of issuance costs of $321,000.

The Series A Preferred Stockholders are entitled to receive dividends at an annual rate of $150 per share from the date of issuance of such shares.  All dividends with respect to Series A Preferred Stock (i) accrue on a daily basis until paid, (ii) are cumulative, whether or not earned or declared, (iii) are compounded quarterly from the date of issuance of such shares and (iv) are payable when declared by the Board.  In addition, the Series A Preferred Stock is redeemable at the option of a majority of the Board at a price of $1,300 per share plus all accrued and unpaid dividends (the “Series A Liquidation Value”), whether or not declared.  Upon a liquidation event, each share of a Series A Preferred Stock is entitled to receive an amount equal to the Series A Liquidation Value before any payments can be made with respect to the Series B Preferred Stock or the Common Stock.  At April 1, 2012 and March 31, 2013, the Series A Preferred Stock cumulative deemed dividends were approximately $17.8 million and $28.4 million, respectively.  At April 1, 2012 and March 31, 2013, the total liquidation preference, including dividends, was approximately $73.8 million and $84.3 million, respectively.

The warrants are exercisable at any time on or before March 26, 2016, or the consummation of a liquidation event, as defined.  Any warrants that have not been exercised in full before the last day of the exercise period shall be automatically exercised, without further action on the part of the holder, on and as of that date.  There were no warrants issued or exercised during the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013.

On February 9, 2010, certain stockholders surrendered warrants to purchase an aggregate of 232,059 shares of common stock to the Company for no consideration and the Board increased the number of shares available for issuance pursuant to the Company’s 2007 Equity Compensation Plan by that number of shares.

As of April 1, 2012 and March 31, 2013, there were 1,930,822 warrants outstanding.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

10.       EQUITY COMPENSATION PLAN AND COMMON STOCK

Effective January 2007, the Board adopted an Equity Compensation Plan (the “Plan”) to provide the Company’s employees, certain consultants and advisors who perform services for the Company and non-employee members of the Board with an opportunity to receive grants of options to purchase shares of the Company’s Common Stock and grant restricted shares of the Company’s Common Stock.

The Plan is administered by the Board or a committee appointed by the Board.  The Board may grant incentive stock options, non-qualified stock options or any combination of these two and make restricted stock awards.  Incentive stock options may be granted only to employees of the Company and non-qualified stock options and restricted stock shares may be granted to employees, non-employee directors and advisors.

The term of any option shall not exceed ten years from the date of grant.  However, an incentive stock option that is granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, may not have a term that exceeds five years from the date of grant.

As of April 1, 2012 and March 31, 2013, 1,834,721 and 1,828,199 restricted shares had been issued pursuant to the Plan.  The shares vest over a period of four to five years. The Company reserves the right to refuse the transfer of such shares until such conditions have been fulfilled with respect to such transfers. During the fiscal year ended April 1, 2012, the Company granted 288,214 restricted shares and repurchased 37,115 shares for $0.01 per share.  During the fiscal year ended March 31, 2013, the Company granted no restricted shares and repurchased 6,522 shares for $0.01 per share.  During the fiscal years ended April 1, 2012 and March 31, 2013, the Company charged to operations approximately $437,000 and $109,000, respectively, for non-cash stock based compensation expense.  The fair value of the restricted shares granted was approximately $272,000, $1.0 million, and $0 for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.

As of March 31, 2013, there was $623,000 of unrecognized compensation expense related to the unvested stock-based compensation awards granted under the Plan.  The compensation expense is expected to be recognized over a weighted average period of 3.0 years.

The status of the Company’s unvested restricted stock grants for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at March 28, 2010	30,475	$0.71
Granted	129,725	2.10
Vested	(97,353)	2.02
Balance at April 3, 2011	62,847	1.56
Granted	288,214	3.57
Vested	(138,567)	2.77
Forfeited	(27,392)	0.71
Balance at April 1, 2012	185,102	4.99
Vested	(32,609)	2.77
Forfeited	(6,522)	0.01
Outstanding unvested awards at March 31, 2013	145,971	4.43

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

As of March 31, 2013, no options have been granted under the Plan.

11.       RELATED PARTY TRANSACTIONS

Operating Leases

The Company leases part of its Broadway/West Side of Manhattan store facility from an entity which is owned by the former owners of the Company, two of whom own preferred stock and one of whom is a director and executive officer.  This lease terminates on January 31, 2032.  Rent expense on this lease approximated $1.4 million, $1.5 million and $2.0 million for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.  Included within accrued expenses and other at April 1, 2012 and March 31, 2013 is approximately $208,000 and $0, respectively, due under this lease.

The Company leases its Red Hook store facility from an entity which is 16.67% owned by an individual who is a Company director and executive officer.  This lease will terminate on October 31, 2016, subject to three 5-year renewal options in favor of the Company.  This entity owns the building where the Red Hook store is located.  Rent expense on this lease approximated $1.9 million, $2.0 million and $1.8 million for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.  Included within accrued expenses and other at April 1, 2012 and March 31, 2013 is approximately $592,000 and $593,000, respectively, due under this lease

The Company leases its Harlem/West Side of Manhattan store facility from an entity which is owned by the former owners of the Company, two of whom own preferred stock and one of whom is a director and executive officer. This lease will terminate on January 31, 2032 unless extended by agreement of the parties.  Rent expense on this lease approximated $884,000, $857,000 and $1.7 million for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.  Included within accrued expenses and other at April 1, 2012 and March 31, 2013 is approximately $69,000 and $0, respectively, due under this lease.

The Company leases the property that houses the production bakery and the cheese and dried fruits and nuts warehouses from an entity which is owned by the former owners of the Company, two of whom own preferred stock and one of whom is a director and executive officer, which holds real estate adjacent to the Harlem/West Side of Manhattan store facility.  This lease will terminate on January 31, 2032.  The Company also rents the space used as the store’s parking lot from this entity.  Rent expense on this lease approximated $193,000, $475,000 and $688,000 for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively.

In December 2012, the Company agreed with the landlords of the Harlem properties and a portion of the Broadway store to a reset of the annual base rent for these properties that increased the Company’s base rent for these properties by an aggregate of $1.8 million for the fiscal year ended March 31, 2013.  As a result of this increase, the Company has paid the landlords an aggregate of $1.6 million, representing the additional rent due for the period February 1, 2012 through December 30, 2012, of which Mr. Glickberg’s share, based upon his ownership and before giving effect to any expenses, is approximately $550,000.  In addition, the Company is in the process of negotiating with the landlord of the Red Hook store for a reset of the annual base rent for this property.  The Company estimates that the reset will increase the Company’s annual base rent for this property by approximately $419,000.  As a result of this increase, the Company estimates that it will owe the landlord an aggregate of $593,000, representing additional rent due from November 1, 2011 through March 31, 2013, a seventeen month period, as a result of such reset, of which Mr. Glickberg’s share, based on his ownership and before giving effect to any expenses is $199,000.  The Company has accrued for the effect of such anticipated adjustments as additional rent expense during the fiscal year ended April 1, 2012 and March 31, 2013.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

The rent expense for these related party leases was recorded as part of occupancy costs in cost of goods sold in the Consolidated Statements of Operations.

Utility Services

The Company obtains utility services for its Red Hook store facility from an entity which is 16.67% owned by an individual who is a Company director and executive officer.  Payments made for these services approximated $1.1 million, $993,000,and $623,000 for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively, and were recorded as direct store expenses in the Consolidated Statements of Operations (See Note 14 — Commitments and Contingencies).

Management Agreement

Pursuant to a management agreement, the Company pays Sterling Investment Partners Advisers, LLC (“Sterling Advisers”), an affiliate of the Company’s controlling stockholders, an annual management advisory fee (the “advisory fee”).  The advisory fee is subject to increases based on the incremental percentage increase in Sterling’s future total investment and the Company achieving specified thresholds, as defined.

The advisory fee amounted to approximately $1.6 million, $2.6 million and $3.5 million in the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013, respectively, and is recorded as part of general and administrative expenses in the Consolidated Statements of Operations.

As a result of the debt financings in December 2009, March 2011, December 2011, August 2012 and February 2013, further described in Note 8, the Company paid Sterling Advisers debt financing fees of approximately $2.7 million, $4.0 million, $500,000 $2.0 million and $2.2 million, respectively.  The current and noncurrent unamortized portions of the debt financing fees are capitalized and classified as deferred financing fees and other assets, respectively.

As a result of the equity financings in October 2009 and October 2010, the Company paid Sterling Advisers equity financing fees of approximately $241,000 and $321,000, respectively.  These costs were netted against the proceeds of the preferred stock issuances as further described in Note 9 - Redeemable Preferred Stock.

This management agreement terminated upon the Company’s IPO.  The Company paid Sterling Advisors $9.2 million in connection with the termination of this agreement.

Separation Agreement

In March 2013, the Company entered into a separation agreement in connection with an executive stepping down as a director and officer to pursue other opportunities.  Pursuant to the separation agreement, the Company agreed, among other things, to pay him severance through January 2015 of $325,000, pay him a bonus of $145,000 upon consummation of the IPO, pay him a bonus of between $60,000 and $75,000 for the fiscal year ended March 31, 2013 and continue certain of his benefits for a specified period of time. The Company also repurchased 129,963 shares of his Class A common stock for a purchase price of $1.5 million and agreed to allow him to sell $1.5 million of shares of Class A common stock in the Company’s initial public offering. This individual agreed that he would not compete with the Company for a period of five years anywhere on the East Coast.  The Company paid Mr. Glickberg a bonus of $67,500 in May 2013.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

12.       MULTIEMPLOYER PLAN AND EMPLOYEE BENEFIT PLAN

The Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers certain of its union-represented employees.  The risks of participating in this multiemployer plan are different from single-employer plans.  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.  If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.  Additionally, if the Company chooses to stop participating in its multiemployer plan, it will be required to pay this plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in this plan for the plan years ended December 31, 2010, 2011 and 2012 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  The most recent Pension Protection Act (“PPA”) zone status available as of December 31, 2011 and December 31, 2012 is indicated below.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone.  The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan.  The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject and any minimum funding requirements.  There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2011, 2012 and 2013.

		Pension		(In thousands)				Expiration Date
Pension	EIN/Pension	Protection Act	FIP/RP Status	Company Contributions			Surcharge	Of Collective
Fund	Plan Number	Zone Status	Pending	Fiscal 2011	Fiscal 2012	Fiscal 2013	Imposed	Bargaining Agreement
Local 1500 Fund	23-7176372/ 001	Yellow	Implemented	$1,800	$2,300	$2,900	No	March 2014

At the date the Company’s audited financial statements were issued, the Form 5500 for the plan year ended December 31, 2012 was not available.  For each of the plan years ended December 31, 2010 and 2011, the Company contributed more than 5% of the total contributions to the pension plan.

The Company also offers a noncontributory, defined contribution 401(k) profit sharing plan to all of its nonunion employees.  Employees become eligible when they attain both age 18 and complete one half year of service.  Employee contributions are based on annual salary with a contribution rate ranging up to 15%.  Employer contributions can range up to 3% of an employee’s annual salary, as determined by management, on a discretionary basis.  The Company did not make employer contributions to the plan for the fiscal years 2011, 2012 and 2013.

As of March 31, 2013, approximately 82% of the Company’s employees were covered by four collective bargaining agreements.  Two of these collective bargaining agreements, covering 90.2% of the Company’s unionized employees, are scheduled to expire March 29, 2014.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

13.       INCOME TAXES

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax benefit (provision) in the Consolidated Statements of Operations.

The components of the income tax (benefit) provision for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013 are as follows (in thousands):

	Fiscal Years Ended
	April 3, 2011	April 1, 2012	March 31, 2013
Current income tax benefit (provision)
Federal	$—	$—	$—
State and city	283	1	(11)
	283	1	(11)
Deferred income tax benefit (provision)
Federal	10,046	5,557	(17,803)
State and city	4,531	2,746	(7,995)
	14,577	8,303	(25,798)
Income tax benefit (provision)	$14,860	$8,304	$(25,809)

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013 is summarized as follows:

	Fiscal Years Ended
	April 3, 2011	April 1, 2012	March 31, 2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	9.5	9.0	8.9
Permanent differences	0.4	(1.4)	(0.4)
Valuation Allowance	—	—	(110.6)
Other	0.5	(0.6)	(1.5)
Effective rate	44.4%	41.0%	(69.6)%

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

The tax effects of the temporary differences which give rise to the deferred tax assets and liabilities are as follows (in thousands):

	April 1, 2012	March 31, 2013
CURRENT DEFERRED TAX ASSETS
Provision for bad debts	$242	$99
Accrued compensation	367	590
Inventory capitalization	1,048	1,626
Total current deferred tax assets	1,657	2,315
NONCURRENT DEFERRED TAX ASSETS
Favorable leases	1,153	1,007
Non-compete agreements	116	136
Sales tax reserve	44	110
Interest — discount	557	496
Debt issuance costs	1,841	—
Deferred rent	5,602	9,560
Tax credits	901	656
Charitable contributions	625	877
Accrued severance	728	—
Depreciation	1,491	606
Other	189	234
Net Operating losses	34,339	53,272
Total noncurrent deferred tax assets	47,586	66,954
	49,243	69,269
Less Valuation allowance	—	(41,000)
Total deferred tax assets	49,243	28,269
NONCURRENT DEFERRED TAX LIABILITIES
Goodwill	(14,386)	(16,992)
Trade names	(3,558)	(4,205)
Debt issuance costs	—	(1,423)
Prepaid rent	(805)	(953)
Total noncurrent deferred tax liabilities	(18,749)	(23,573)
Net deferred tax asset	$30,494	$4,696

The following table details the composition of net deferred income tax balances (in thousands):

	April 1, 2012	March 31, 2013
Current deferred income tax assets	$1,657	$2,315
Less valuation allowance	—	(1,400)
Net current deferred income tax assets	1,657	915

Noncurrent deferred tax assets	47,586	66,954
Less valuation allowance	—	(39,600)
	47,586	27,354
Noncurrent deferred tax liabilities	(18,749)	(23,573)
Net noncurrent deferred income tax assets	28,837	3,781

Net deferred tax assets	$30,494	$4,696

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

At March 31, 2013, the Company had available U.S. federal net operating losses of approximately $124.6 million.  These federal net operating loss carry forwards expire at various times beginning in calendar year 2027 through fiscal 2033.  In addition, the Company had various state net operating losses that expire in varying amounts through fiscal year 2033.  The Company expects to incur additional net operating losses through fiscal 2014 before generating future taxable income.  These cumulative net operating losses are primarily attributable to the Company’s expansion including the building of new stores, increased production and corporate overhead and associated costs of capital.

The Company has net deferred tax assets of approximately $4.7 million as of March 31, 2013, the most significant of which is the deferred tax asset for net operating losses of $48.4 million.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and net operating loss carry forwards can be utilized.

The Company has evaluated both positive and negative evidence, including the historical levels of taxable income, scheduled reversals of temporary differences, tax planning strategies, targeted number of new store openings and forecasts of the Company’s future operational performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The Company also considered cumulative losses as well as the impact of its expansion in assessing its core pretax earnings.

Assumptions regarding future taxable income require significant analysis and judgment. This analysis includes financial forecasts based on the historical performance of the business, targeted number of new store openings and measurement of the year in which taxable income from existing stores exceeds the future costs and losses incurred from new store openings. Based on this analysis, as of April 1, 2012, the Company was projecting that it would generate future taxable income beginning in fiscal 2015 and would utilize all prior years’ net operating losses by no later than fiscal 2018. Accordingly, the Company had concluded that no valuation allowance was required as of April 1, 2012.

The Company’s projections of taxable income at April 1, 2012, indicated that the Company would generate sufficient taxable income by fiscal 2018 such that all deferred tax assets would be realized. Any projections of future taxable income are inherently subject to change for various reasons. During the thirteen week period ended December 30, 2012, the Company revised its forecast of taxable income through 2018, and concluded it was not “more likely than not” that all of its deferred tax assets will be realized by the end of fiscal year 2018. Accordingly, the Company recorded a partial valuation allowance of approximately $39 million against deferred tax assets during the thirty-nine weeks ended December 30, 2012. As of March 31, 2013, the Company increased its valuation allowance to $41 million principally to reserve against the tax benefit for the net operating loss incurred in the quarter ended March 31, 2013. This valuation allowance reflects the Company’s consideration of new evidence, both positive and negative, pertaining to projecting taxable income giving appropriate weight to future uncertainties involving economic conditions, the competitive environment, Company-specific issues and other risk factors. As a result of such uncertainties, the Company believed it prudent to reduce the projected sales and taxable income growth in the latter years of its projections.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

The Company files U.S. federal and various state corporate income tax returns.  The IRS concluded a review of the Company’s federal income tax return for the fiscal year ended March 29, 2009.  The IRS made no changes to the tax return. The Company has not been notified of any other federal or state income tax examination.  The Company’s federal and state income tax returns for tax years 2007 and afterwards remain subject to examination due to net operating losses generated in those years.

14.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties as described in Note 11, which were assigned to the Company as of January 18, 2007.  The leases expire through 2039.  Rent under these agreements, except for certain lease years when the rent is determined by arbitration, increases annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%.  Lease agreements with non-related parties include various escalation clauses.

We have signed certain leases for which our obligation is not yet established because we do not yet have possession of the site.  The aggregate minimum rental commitments under all operating leases, for which we have possession, as of March 31, 2013 are as follows for the fiscal years ending (in thousands):

March 30, 2014	$26,997
March 29, 2015	28,579
April 3, 2016	29,361
April 2, 2017	28,819
April 1, 2018	27,359
Thereafter	449,677
$590,792

Rent expense for the fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013 approximated $16.7 million, $23.1 million and $30.5 million, respectively.

Employment Agreements

The employment agreements with certain of the Company’s management employees include, among others, various noncompetition provisions, salary and benefits continuation and severance payments.

The future minimum cash payments under the terms of those agreements as of March 31, 2013 are as follows for the fiscal years ending (in thousands):

March 30, 2014	$5,734
March 29, 2015	1,644
$7,378

The employment agreement with one of the Company’s executives provides that in the event of a qualifying sale, as defined, of the Company during the initial term of the employment agreement, and if such executive is working full-time for the Company, the agreement which otherwise would expire in January 2015 if the Company or the executive officer elects not to renew, will be automatically extended until January 2017.  If the executive is then working for the Company but does not have an employment agreement, he will receive a three-year employment agreement commencing on the date of the qualifying sale.  In either case, the executive may retire at any time after twelve months from the closing of such qualifying sale and take a lump-sum severance payment equal to the balance due for the remaining employment term, as extended.  The liability created under these circumstances would be approximately $3.3 million at current compensation levels and cannot exceed $5.5 million in the aggregate for the executive.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

Other Contingencies

The Company obtains its utility services for the Red Hook store from an entity which is 16.67% owned by an individual who is a Company director and executive officer.  The Company believes that the entity has overcharged for utilities since its initial occupancy of the premises.  Since November 2008, the Company has taken deductions from the utility invoices based on the methodology that the Company believes represents the parties’ original intentions with respect to the utility calculations.  The Company believes that it will be successful in negotiating an amicable resolution of this matter between the parties.  The Company also believes that the resolution of this matter will not have a material adverse effect on its financial condition and results of operations.

The Company, from time to time, is and may be subject to legal proceedings and claims which arise in the ordinary course of its business.  The Company has not accrued any amounts in connection with the uncertainties discussed above as the Company has determined that losses from these uncertainties are not probable. For all matters, including unasserted claims, where a loss is reasonably possible, the aggregate range of estimated losses is not material to the financial position, results of operations, liquidity or cash flows of the Company.

15.       INSURANCE CLAIMS AND RECOVERIES RELATED TO HURRICANE SANDY

The Company’s Red Hook store sustained substantial damages from the effects of Hurricane Sandy on October 29, 2012, which resulted in its temporary closing.  Red Hook reopened for business during the fourth quarter of fiscal 2013. The Company also sustained property and equipment damages and losses on merchandise inventories at certain other stores resulting from this storm. As a result of these damages, the Company has written off approximately $2.1 million of unsalable merchandise inventories and approximately $3.4 million of impaired property and equipment.  The Company’s insurance policies provide for $45 million of flood insurance for property and casualty damage and business interruption. The Company has submitted claims to its insurance carriers in excess of $20 million for losses sustained from this storm, including estimated business interruption losses on Red Hook of approximately $2 million per month.  The Company continues to evaluate its estimates of storm-related losses and in the future may make adjustments to its claim.

In November and December 2012 and February 2013, the Company received advances totaling $10.5 million in partial settlement of its insurance claims.  The insurance carriers have designated $5.0 million of these advances as non-refundable reimbursement for business interruption losses sustained at Red Hook, which has been recorded as business interruption insurance recoveries in the Consolidated Statements of Operations for the fiscal year ended March 31, 2013.  The remaining $5.5 million, which represents the carrying values of the damaged inventory and property and equipment, was recorded as a reduction of general and administrative expenses, a direct offset to the associated carrying values written off,  in the Consolidated Statements of Operations for the fiscal year ended March 31, 2013.  Additionally, the Company has recorded approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook as a reduction in general and administrative expenses in the Consolidated Statements of Operations for the fiscal year ended March 31, 2013 as the realization of the claim for loss recovery has been deemed to be probable. On May 23, 2013 the Company received an additional advance of $3.8 million.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

16.       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Net sales	$122,484	$129,914	$152,129	$150,331
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	81,838	86,662	101,141	99,087
Gross profit	40,646	43,252	50,988	51,244
Direct store expenses	29,356	32,588	35,715	34,787
General and administrative expenses	9,348	10,077	11,173	13,733
Store opening costs	3,263	3,123	4,795	1,507
Income (loss) from operations	(1,321)	(2,536)	(695)	1,217
Interest expense, net	(4,174)	(4,037)	(4,159)	(4,548)
Loss before income taxes	(5,495)	(6,573)	(4,854)	(3,331)
Income tax benefit	2,249	2,690	2,001	1,364
Net loss	$(3,246)	$(3,883)	$(2,853)	$(1,967)
Basic and diluted loss per common share	$(0.75)	$(0.81)	$(0.74)	$(0.69)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013
Net sales	$154,683	$160,510	$167,346	$178,705
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	103,996	108,631	114,181	118,571
Gross profit	50,687	51,879	53,165	60,134
Direct store expenses	34,484	38,504	38,374	43,391
General and administrative expenses	12,421	15,773	14,298	17,700
Store opening costs	5,774	5,530	5,299	2,412
Loss from operations	(1,992)	(7,928)	(4,806)	(3,369)
Business interruption insurance recoveries	—	—	2,500	2,500
Interest expense, net	(4,584)	(5,785)	(7,070)	(6,525)
Loss before income taxes	(6,576)	(13,713)	(9,376)	(7,394)
Income tax benefit (provision)(1)	2,695	5,886	(35,095)	705
Net loss	$(3,881)	$(7,827)	$(44,471)	$(6,689)
Basic and diluted loss per common share	$(0.86)	$(1.29)	$(4.20)	$(1.17)

The quarterly earnings per share information is computed separately for each period.  Therefore, the sum of such quarterly per share amounts may differ from the total year.

(1)               Includes valuation allowance for deferred taxes of $39.0 million in Q3 2013 and $2.0 million in Q4 2013.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 3, 2011, April 1, 2012 and March 31, 2013

17.       SUBSEQUENT EVENTS

Stock Split and Authorization of Additional Shares

On April 12, 2013, the Company amended and restated its certificate of incorporation to increase the number of shares the Company is authorized to issue to 150,000,000 shares of Class A common stock, 31,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The amendment and restatement of the certificate of incorporation effected an internal recapitalization pursuant to which the Company effected a 118.58-for-one stock split on its outstanding common stock and reclassified its outstanding common stock into shares of Class A common stock.

Initial Public Offering

On April 22, 2013, the Company completed its initial public offering (“IPO”) of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). The Company received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to the IPO. The Company used the net proceeds that it received from the IPO to (i) pay accrued but unpaid dividends on its Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on its Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of the Company’s management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of the Company’s management totaling approximately $8.1 million. The Company intends to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. In connection with the Company’s IPO, the Company issued 15,504,296, shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

Debt Repricing

On May 3, 2013, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into an amendment to its 2013 Senior Credit Facility.  The amendment reduced the interest rates under the 2013 Senior Credit Facility, modified certain financial covenants and shortened the 1% prepayment penalty to November 3, 2013 from February 2014 and eliminated the interest coverage ratio financial covenant. Borrowings under the amended 2013 Senior Credit Facility bear interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.0% floor) plus 4.0% or (ii) an alternate base rate plus 3.0%.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)                                 Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c)                                  Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our chief executive officer and chief financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of our directors and executive officers and the positions held by each such person as of May 31, 2013. Unless otherwise indicated, each of the executive officers served in various management capacities with the Company over the past five years. Unless otherwise indicated, none of the executive officers named below is related to any other executive officer or director. Each officer will hold office at the discretion of Board for the ensuing year until removed or replaced.

Name	Age	Position
Charles W. Santoro	54	Executive Chairman of the Board of Directors
Michael Barr	42	Director
Howard Glickberg	66	Director and Vice Chairman of Development
Stephen L. Key	69	Director
William Selden	65	Director
Farid Suleman	61	Director
Herbert Ruetsch	54	Chief Executive Officer
William E. Sanford	53	President
Edward C. Arditte	58	Executive Vice President—Chief Financial Officer
Nathalie Augustin	43	Senior Vice President—General Counsel & Secretary
Aaron J. Fleishaker	52	Senior Vice President—Real Estate and Development
Kevin McDonnell	49	Senior Vice President—Chief Operating Officer
Brian Riesenburger	46	Senior Vice President—Chief Merchandising Officer
Larry Santoro	54	Senior Vice President—Chief Administrative Officer
Peter Romano	55	Vice President—Produce
Linda M. Siluk	56	Vice President—Finance and Chief Accounting Officer

Directors

We believe our board of directors should be comprised of individuals with sophistication and experience in many substantive areas that impact our business. We believe experience, qualifications or skills in the following areas are most important: retail sales, marketing, accounting, finance and capital structure, strategic planning and leadership of complex organizations, legal and regulatory affairs, people management and board practices of other entities. We believe that all of our current board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.

Charles W. Santoro has served as Executive Chairman of the Board of Fairway since September 2012 and as Chairman of the Board from January 2007. Mr. Santoro is co-founder and a managing partner of Sterling Investment Partners, a Westport, Connecticut based private equity firm. Before co-founding Sterling Investment Partners in 1998, Mr. Santoro was Vice Chairman, Investment Banking of Paine Webber Group, Inc. from 1995 to May 2000. Prior to joining Paine Webber in 1995, Mr. Santoro was a Managing Director of Smith Barney, Inc., in charge of that firm’s Multi-Industry and New Business Development Groups. Prior to that, Mr. Santoro was responsible for Smith Barney’s cross-border and international investment banking activities in New York and London, serving on its International Board of Directors. Mr. Santoro began his career at Morgan Stanley in New York and London, where he served as vice president, and was the operations officer of the European Mergers & Acquisitions Department. Mr. Santoro earned a B.A. degree from Columbia University and an M.B.A. from Harvard Business School. From April 2000 through May 2012, Mr. Santoro served on the Board of Directors of Interline Brands, Inc., a New York Stock Exchange listed leading national distributor and direct marketer of maintenance, repair and operations products, and its predecessors. Mr. Santoro also serves as chairman of the board or a director of a variety of private companies. Mr. Santoro’s qualifications to sit on our board include his substantial experience in the areas of operations, corporate strategy, international and domestic business, logistics and distribution, outsourcing, sales and marketing, and finance, including capital markets and mergers and acquisitions.

Michael A. Barr has served as a director of Fairway since January 2007. Mr. Barr is a principal of Sterling Investment Partners. From 1999 until joining Sterling Investment Partners in 2001, Mr. Barr served as Vice President of Finance of Wellsteads, Inc., an eRestaurant start-up company offering takeout and delivery, where he was responsible for all financial functions. From 1998 to 1999, Mr. Barr was an Associate in the Corporate Finance Department of Lehman Brothers, Inc. and from 1993 to 1996, he was an auditor at Arthur Andersen, L.L.P. Mr. Barr earned a B.A. degree from Claremont McKenna College and an M.B.A. from The Wharton School at the University of Pennsylvania. Mr. Barr also serves as a director of a variety of private companies. Mr. Barr’s qualifications to sit on our board include his substantial experience in the areas of corporate strategy, accounting, operations, logistics and distribution, and finance, including capital markets and mergers and acquisitions.

Howard Glickberg has served as a director since January 2007 and as our Vice Chairman of Development since January 1, 2012. He previously served as our Chief Executive Officer from January 2007, when we were acquired by Sterling Investment Partners, to December 2011 and as our President from January 2007 until June 2010. Prior to our acquisition by Sterling Investment Partners, Mr. Glickberg served our company in various capacities since 1974, including Chief Executive Officer, President and Chief Financial Officer. Mr. Glickberg is the grandson of our founder. Mr. Glickberg’s qualifications to sit on our board include his involvement as an owner and operator of our company for almost 40 years and his substantial experience in the areas of retail food sales, merchandising, marketing, store development, strategic planning and leadership of complex organizations and people management.

Stephen L. Key has served as a director of Fairway since August 2012. Since 2003, Mr. Key has been the sole proprietor of Key Consulting, LLC, a financial consulting firm. From 1995 to 2001, Mr. Key served as Executive Vice President and Chief Financial Officer of Textron Inc., a New York Stock Exchange listed major diversified aerospace and defense company. From 1992 to 1995, Mr. Key served as the Executive Vice President and Chief Financial Officer of ConAgra, Inc., a New York Stock Exchange listed leading food company in North America. Prior to this, Mr. Key occupied multiple roles at Ernst & Young, including Managing Partner of the New York Office from 1988 to 1992. Mr. Key is a Certified Public Accountant in the State of New York. Mr. Key earned an A.B. from Dartmouth College and an M.B.A. from Cornell University. Mr. Key has served as a member of the Board of Directors and Chairman of the Audit Committee of Greenhill & Co., Inc., an investment bank, since 2004, and 1-800 Contacts, Inc., a contact lens distributor, from 2005 to June 2012. From 2010 through 2012, Mr. Key served on the Board of Directors of Forward Industries, Inc., a manufacturer of carrying cases. From 2006 through 2007, Mr. Key served on the Board of Directors of Sitel, a business-to-business service provider. He previously served as a member of the Senior Executive Advisory Board of Sterling Investment Partners. Mr. Key’s qualifications to sit on our board include his substantial experience in the areas of public accounting, his knowledge of the food industry and his service on the board of directors and audit committees of other public companies.

William L. Selden has served as a director of Fairway since January 2007. Mr. Selden is co-founder and a managing partner of Sterling Investment Partners, a Westport, Connecticut based private equity firm. Before co-founding Sterling Investment Partners in 1998 and its predecessor, Sterling Ventures Limited, in 1991, Mr. Selden was a Managing Director at Shearson Lehman Brothers, Inc., an Executive Vice President at E.F. Hutton & Co., Inc., a Vice President at Eastdil Realty, Inc., Chief Financial Officer of Sunbelt Communications, Inc. and a Vice President at Bankers Trust Co. Mr. Selden earned a B.A. degree from Dartmouth College and an M.B.A. from Columbia University. Mr. Selden also serves as chairman of the board or as a director of a variety of private companies, and served as chairman of the board of American Buildings Company, a publicly-traded diversified manufacturer and marketer of construction products and services for non-residential and residential applications. Mr. Selden’s qualifications to sit on our board include his substantial experience in the areas of real estate, corporate strategy, international and domestic business, logistics and distribution, sales and marketing, and finance, including capital markets and mergers and acquisitions.

Farid Suleman has served as a director of Fairway since August 2012. Mr. Suleman was the President and Chief Executive Officer of Citadel Broadcasting Corporation and a member of its board of directors from March 2002 to September 2011 and was also the Chairman of the board from March 2002 through June 2010. From February 1994 until February 2007, he was a director of Westwood One, Inc. and was a special limited partner of

Forstmann Little & Co., a private equity firm, from March 2002 until June 2007. He previously served as a member of the Senior Executive Advisory Board of Sterling Investment Partners. Mr. Suleman’s qualifications to sit on our board include his substantial experience in the areas of corporate strategy, as well as general executive and leadership expertise and his service on the board of directors and audit committees of other public companies.

Executive Officers

Herbert Ruetsch has served as our Chief Executive Officer since February 2012, as our President from June 2010 until March 2012, as our Chief Operating Officer from January 2007 to December 2011 and as our Chief Financial Officer from September 1998 to September 2007. Prior to joining us in September 1998, Mr. Ruetsch served in various financial positions for Grand Union for approximately 16 years. Mr. Ruetsch earned a B.S. degree from LaSalle College and is a certified public accountant.

William E. Sanford has served as our President since April 2012. Mr. Sanford joined us in October 2008 as our Chief Administrative Officer and served as our acting Chief Financial Officer from September 2011 to April 2012 and as our Chief Financial Officer from April 2012 to December 2012. From 2008 until our IPO Mr. Sanford has been an operating partner of Sterling Investment Partners, assisting them in their review of industrial and consumer value-added distribution opportunities, and serves on the board of directors of one other portfolio company of Sterling Investment Partners. From 1998 to June 2008, Mr. Sanford held various senior positions, including chief financial officer, president and chief operating officer, with Interline Brands, Inc., a New York Stock Exchange listed company that is a leading national distributor and direct marketer of maintenance, repair and operations products. Mr. Sanford has over 25 years of experience in the wholesale distribution field, having also held senior positions with Airgas and MSC Industrial Direct. Mr. Sanford is also a director of EverBank Financial Corp., a diversified financial services company that is listed on the New York Stock Exchange. Mr. Sanford earned a B.S. degree from Vanderbilt University.

Edward C. Arditte has served as Executive Vice President and Chief Financial Officer of Fairway since December 2012, and served as a consultant to us in October and November 2012. Mr. Arditte has over 25 years of finance and operating experience with large, multi-industry companies including Tyco International Ltd., where he served from May 2003 to May 2010 as a Senior Vice President with responsibility for strategy, investor relations and communications. Prior to joining us, Mr. Arditte had a consulting firm specializing in finance, strategy and investor relations. Immediately prior to joining Tyco International, he served as the Chief Financial Officer of BancBoston Capital, the private equity division of Fleet National Bank, for 16 months. Mr. Arditte also spent 16 years at Textron Inc., where he served in a variety of management roles including Vice President & Treasurer, Chief Financial Officer of a major operating division and Vice President of Investor Relations and Risk Management. He began his career as a corporate banker at Security Pacific National Bank. Mr. Arditte earned a B.A. degree from the University of California at Riverside and an M.B.A. degree from Boston University.

Nathalie Augustin has served as our Senior Vice President—General Counsel and Secretary since April 2012. Ms. Augustin joined us in June 2007 as Vice President—General Counsel and Secretary. Prior to joining us, Ms. Augustin served in various capacities at The Donna Karan Company LLC, an international fashion design house and a subsidiary of LVMH Moët Hennessy Louis Vuitton, from June 1999 to May 2007, most recently as Vice President and Associate General Counsel. Prior to joining Donna Karan, Ms. Augustin was an associate at Cleary Gottlieb Steen & Hamilton LLP for approximately 5 years. Ms. Augustin began her legal career as a law clerk to the Honorable Sterling Johnson of the United States District Court for the Eastern District of New York. She received her law degree from Harvard Law School and a B.A. degree from Columbia College.

Aaron Fleishaker has served as our Senior Vice President—Real Estate and Development since September 2011. Mr. Fleishaker joined us in February 2008 as our Vice President—Real Estate. Prior to joining us, Mr. Fleishaker was Senior Vice President, Real Estate, of United Retail Group, Inc., a specialty retailer of large-size women’s fashion apparel, from November 2006, Senior Managing Director, Equity Investments of DJM Asset Management, LLC, a diversified real estate consulting and advisory firm, from September 2005 to November 2006, Executive Vice President of Kimco Realty Corporation, a New York Stock Exchange listed real estate investment trust that owns and operates neighborhood and community shopping centers, from February 2002 to September 2005, Senior Vice President, General Counsel, Director of Real Estate for Modell’s Sporting Goods, a sporting goods retailer, from July 1991 to January 2002 and General Counsel of Dresses for Less, a retail and wholesale women’s garment company, from March 1989 to June 1991. Mr. Fleishaker began his career as a real estate attorney. Mr. Fleishaker received his law degree from Boston University School of Law and a B.S.B.A. degree from the Boston University School of Management.

Kevin McDonnell has served as our Senior Vice President—Chief Operating Officer since April 2012, and served as our Chief Merchandising Officer from August 2007 to April 2012. Prior to joining us in August 2007, Mr. McDonnell served in various capacities at The Great Atlantic & Pacific Tea Company for over 27 years, most recently as Senior Vice President of Sales and Merchandising.

Brian Riesenburger has served as our Senior Vice President—Chief Merchandising Officer since April 2012, and served as our Senior Vice President of Merchandising and Operations from January 2011 to April 2012 and our Vice President of Merchandising and Operations from January 2007 to December 2010. Mr. Riesenburger joined us in May 1995 and served in various capacities, including specialty products buyer, General Manager of our Broadway store and from 2002 to January 2007 as a junior partner responsible for merchandising and operations. Prior to joining us in May 1995, Mr. Riesenburger spent approximately five years working as a restaurant manager in South Africa.

Larry Santoro has served as our Senior Vice President—Chief Administrative Officer since April 2012. Prior to joining us, Mr. Santoro served as a consultant to us from December 2010 to April 2012, primarily in connection with a strategic review of our financial systems and operations. Prior to joining us, Mr. Santoro was an operating partner at Sterling Investment Partners, where he was responsible for direct new opportunity outreach and business development. From 2004 to 2010, Mr. Santoro was the founding partner responsible for the U.S. private equity effort of New Vernon Capital, LLC, an asset management firm investing in a range of Indian and U.S. assets. Before that, Mr. Santoro was a Managing Director in Merrill Lynch’s Investment Banking Group, where he variously served as Head of Global Internet Infrastructure Investment Banking, Head of East Coast Technology Investment Banking and as a member of the Mergers and Acquisitions Group. Mr. Santoro joined Merrill Lynch in 1987. Prior to joining Merrill Lynch, Mr. Santoro worked as an electrical engineer for Intel Corporation. Mr. Santoro received an M.B.A. from Harvard Business School in 1987 and his Bachelor of Engineering from Dartmouth College in 1982. Mr. Santoro is the brother of Charles Santoro, our chairman.

Peter Romano has served as our Vice President—Produce since January 2007. He joined the company in April 1977 and served in various capacities, including as produce buyer, produce supervisor, produce manager and, from 2002 to January 2007 as a junior partner responsible for produce.

Linda M. Siluk has served as our Vice President—Finance and Chief Accounting Officer since October 2011, as our Vice President, Finance and Corporate Controller from October 2010 to October 2011, and as a Senior Project Manager from August 2009 to October 2010, focusing primarily on the implementation of a general ledger software package. Prior to joining us, Ms. Siluk served as the Chief Financial Officer at Drug Fair, a New Jersey-based drug store chain from October 2008 to May 2009. From September 2006 to April 2008, Ms. Siluk was the Senior Vice President, Finance at Ann Taylor. Ms. Siluk received her B.S. in Business Administration from Montclair State College. Ms. Siluk is a certified public accountant.

Family Relationships of Directors and Executive Officers

Howard Glickberg, a director and executive officer of Fairway, is the father of Daniel Glickberg, who was a vice president and director of Fairway until March 2013. Larry Santoro, our Senior Vice President—Chief Administrative Officer, is the brother of Charles W. Santoro, our Executive Chairman.

Corporate Governance

Board Composition

Our amended and restated certificate of incorporation provides that our board of directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. Our board of directors currently consists of six members, of whom Messrs. Key and

Suleman each qualify as an “independent director,” as defined under the rules of the NASDAQ Global Market. Any additional directorships resulting from an increase in the number of directors may only be filled by the directors then in office.

Each of the current members of our board of directors was elected according to our stockholders’ agreement, pursuant to which Sterling Investment Partners had the right to designate four directors in aggregate, one of whom was to serve as chairman, and Howard Glickberg and Harold Seybert, one of our former owners, acting jointly, had the right to designate two directors. Messrs. Barr, Santoro and Selden were the designees of Sterling Investment Partners and Mr. Howard Glickberg was the designee of Messrs. Glickberg and Seybert pursuant to our stockholders’ agreement. In addition, Sterling Investment Partners had the right to designate as directors additional persons who were not employed by or affiliates of Sterling Investment Partners and had relevant business experience, and Sterling Investment Partners so designated Messrs. Key and Suleman. Our stockholders’ agreement terminated in April 2013 upon consummation of our IPO. However, Sterling Investment Partners currently owns shares of common stock representing approximately 76.2% of the voting power of our common stock and, for so long as the outstanding shares of our common stock owned by Sterling Investment Partners and its permitted transferees represent a majority of the combined voting power of our common stock, Sterling Investment Partners and its permitted transferees will have the ability to control the nomination and election of directors. See “Item 1A—Risk Factors—Risks Relating to Ownership of Our Class A Common Stock—We are controlled by investment funds managed by affiliates of Sterling Investment Partners, whose interests in our business may be different from yours.”

Classified Board

Our amended and restated certificate of incorporation and amended and restated bylaws provide for a classified board of directors consisting of three classes, each serving staggered three-year terms. Initially, Messrs. Charles Santoro and Howard Glickberg comprise the first class, serving for a three-year term, Messrs. Michael Barr and Stephen Key comprise the second class, serving for a two-year term, and Messrs. William Selden and Farid Suleman comprise the third class, serving a one-year term.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal.

So long as our board of directors is classified, only our board of directors may fill vacancies on our board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, one-third of the additional number of directors will be allotted to each class.

The classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

Controlled Company

Sterling Investment Partners currently controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the corporate governance standards of the NASDAQ Global Market. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements:

•                                          that a majority of our board of directors consists of “independent directors,” as defined under the rules of the NASDAQ Global Market;

•                                          that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•                                          that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•                                          that we conduct annual performance evaluations of the nominating committee and compensation committee.

These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the Sarbanes-Oxley Act and rules with respect to our audit committee within the applicable time frame. The rules of the NASDAQ Global Market will require us to replace Mr. Barr with an independent director no later than April 16, 2014. When Sterling Investment Partners no longer otherwise owns or controls more than 50% of the voting power of our outstanding common stock, we will no longer be a “controlled company.” At that time, we will have to form a nominating committee and comply with the independent board committee requirements as they relate to the nominating and compensation committees, with (1) one independent committee member at the date we are no longer a “controlled company”; (2) a majority of independent committee members within 90 days of the date we are no longer a “controlled company”; and (3) all independent committee members within one year of the date we are no longer a “controlled company”. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.

As long as the outstanding shares of our common stock owned by Sterling Investment Partners and its permitted transferees represent a majority of the combined voting power of our common stock, Sterling Investment Partners and its permitted transferees will be able to effectively control all matters submitted to our stockholders for a vote, as well as the overall management and direction of our company.

Board Committees

In connection with our IPO, our board of directors established an audit committee and a compensation committee. Each of the committees reports to the board of directors as it deems appropriate and as the board may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

The audit committee is responsible for, among other matters: (1) appointing, retaining, terminating, and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (6) reviewing and approving certain related person transactions. Our board of directors has adopted a written charter for the audit committee, which is available on our corporate website at http://investors.fairwaymarket.com/governance.cfm. The information on our website is not part of this Annual Report on Form 10-K.

Our audit committee consists of Messrs. Key, Suleman and Barr, and Mr. Key serves as the chairman of such committee. We believe Mr. Key qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. The designation does not impose on Mr. Key any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. We expect to add another board member to our audit committee who will qualify as an independent director according to the rules of the SEC and the NASDAQ Global Market with respect to audit committee membership no later than April 16, 2014, at which time Mr. Barr will resign from our audit committee.

Compensation Committee

The compensation committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at http://investors.fairwaymarket.com/governance.cfm. The information on our website is not part of this Annual Report on Form 10-K.

Our compensation committee consists of Messrs. Suleman, Key and Barr and Mr. Suleman serves as the chairman of such committee.

Risk Oversight

The board of directors oversees the risk management activities designed and implemented by our management. The board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, the board of directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

The board has delegated to the audit committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Policy Regarding Nominations

The policy of our board of directors is to encourage the selection of directors who will contribute to our success. Our board of directors is responsible for identifying and nominating members for election to our board of directors. The board of directors considers recommendations from directors, stockholders and others as it deems appropriate. Our board of directors may review from time to time the appropriate skills and characteristics desired of members of the board of directors, including the appropriate role of diversity. In evaluating potential candidates for nomination, our board of directors considers these factors in the light of the specific needs of the board of directors at that time and shall also consider advice and recommendations from Sterling Investment Partners.

The board of directors does not distinguish between nominees recommended by stockholders and other nominees. However, stockholders desiring to nominate a director candidate at the annual meeting must comply with certain procedures. In order for a stockholder nomination for director to be considered for inclusion in our proxy statement and form of proxy relating to our annual meeting of stockholders to be held in 2014, the proposal or nomination must be received by us at our principal executive offices no later than February 28, 2014. Stockholders wishing to nominate a director before the annual meeting to be held in 2014 (but not include it in our proxy materials) must provide written notice of such proposal to our Secretary at our principal executive offices between March 17, 2014 and April 16, 2014 and comply with the other provisions of our amended and restated bylaws.

Compensation Committee Interlocks and Insider Participation

Prior to our IPO, our board served as our compensation committee. During fiscal 2013, we paid to an affiliate of Sterling Investment Partners (“Sterling Advisers”) monitoring and transaction fees aggregating $7.7 million and paid to Mr. Glickberg transaction related bonuses of $630,750. In connection with our IPO, we paid Sterling Advisers $9.2 million in connection with the termination of our management agreement with Sterling Advisers. Messrs. Santoro and Selden are managing members, and Mr. Barr is a principal, of Sterling Advisers. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Business Conduct

We have adopted a code of business conduct applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at http://investors.fairwaymarket.com/governance.cfm. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The information on our website is not part of this Annual Report on Form 10-K.

Limitation on Liability and Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•                                          any breach of the director’s duty of loyalty to us or our stockholders;

•                                          any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•                                          unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•                                          any transaction from which the director derived an improper personal benefit.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our amended and restated bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under Delaware law. We have entered into agreements to indemnify our directors and executive officers and certain other employees as determined by our board of directors. With specified exceptions, these agreements provide for indemnification The indemnification agreements provide our directors, executive officers and specified employees with contractual rights to indemnification, expense advancement and reimbursement to the fullest extent permitted under Delaware law. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damages.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and other persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of stock ownership and reports of changes in stock ownership and to provide us with copies of all such filed forms. Based solely on our review of such copies or written representations from reporting persons, we believe that all reports were filed on a timely basis during the period of time between the date of our IPO and the date of this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act.

Summary Compensation Table

As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. The table below sets forth the annual compensation earned during fiscal 2013 and fiscal 2012 by our principal executive officer and our next two most highly-compensated executive officers (our “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Herbert Ruetsch	2013	450,000	300,000	(1)	—		35,541	(2)	785,541	(2)
Chief Executive Officer(3)	2012	450,000	180,000		—		34,393	(4)	664,393	(4)
Howard Glickberg	2013	1,088,128	630,750	(5)	—		83,237	(6)	1,802,115	(6)
Director and Vice Chairman of Development(7)	2012	1,088,128	383,484		—		112,500	(8)	1,584,112	(8)
William E. Sanford	2013	378,654	270,000	(9)	—		95,474	(10)	744,127	(10)
President(11)	2012	325,000	180,000		94,927	(12)	186,690	(13)	786,617	(13)

(1)                                 Consists of a bonus of $175,000 paid in connection with our refinancing of our 2011 senior credit facility in August 2012 and a discretionary bonus of $125,000 approved by our board of directors in May 2013, based in part on a comparison of our Actual EBITDA to Target EBITDA and in part based on his performance. See “—Employment Agreements—Herbert Ruetsch.”

(2)                                 Includes $18,399 for automobile-related expenses, a $15,600 food allowance, $1,242 of group term life insurance premiums and a $300 medical flexible account contribution.

(3)                                 Mr. Ruetsch became our Chief Executive Officer in February 2012; prior to that he served as our President and Chief Operating Officer.

(4)                                 Includes $17,551 for automobile-related expenses, a $15,600 food allowance and $1,242 of group term life insurance premiums.

(5)                                 Represents contractual bonuses paid in connection with our refinancing of our 2011 senior credit agreement in August 2012 and our 2012 senior credit facility in February 2013. See “—Employment Agreements—Howard Glickberg.”

(6)                                 Includes a $50,000 food and materials allowance, $27,857 for automobile-related expenses, $5,080 of group term life insurance premiums and a $300 medical flexible account contribution.

(7)                                 Mr. Glickberg served as our Chief Executive Officer until January 2012.

(8)                                 Includes a $50,000 food and materials allowance, $35,000 of reimbursement of legal fees in negotiating his employment agreement, $23,936 for automobile-related expenses and $3,564 of group term life insurance premiums.

(9)                                 Consists of a $170,000 bonus paid in connection with our refinancing of our 2011 senior credit facility in August 2012 and a discretionary bonus of $100,000 approved by our board of directors in May 2013, based upon his performance and our financial performance.

(10)                          Includes $63,630 for housing-related expenses, $30,302 for automobile-related expenses, $1,242 of group term life insurance premiums and a $300 medical flexible account contribution.

(11)                          During fiscal 2012 Mr. Sanford served as Vice President—Chief Administrative Officer and from August 2011 as our acting Chief Financial Officer. Mr. Sanford became our President and Chief

Financial Officer in April 2012. Mr. Sanford ceased to serve as our Chief Financial Officer in December 2012.

(12)                          Aggregate grant date fair value in excess of cost computed in accordance with FASB ASC Topic 718 of 72,096 shares of restricted stock issued to Mr. Sanford on May 24, 2011 at a cost of $0.01 per share (determined using the Black-Scholes option pricing model, and valued based on volatility of 41.0%, an estimated life of 3.0 years and a risk-free rate of return of 1.31%).

(13)                          Includes $176,825 for housing-related expenses (of which $49,470 relates to an income tax gross up for calendar 2010 that was paid in December 2011), $8,623 for automobile-related expenses and $1,242 of group term life insurance premiums.

Only Mr. Sanford received a stock award during fiscal 2012; none of our NEOs received stock awards in fiscal 2013 or option awards or non-equity incentive plan compensation during fiscal 2012 or fiscal 2013. In addition, we did not maintain a pension plan or non-qualified deferred compensation plan for any of our NEOs in fiscal 2012 or fiscal 2013.  See “—Equity Compensation Plans—Initial Awards” below for information regarding equity incentive awards to these individuals in connection with our IPO.

Narrative Disclosure to the Summary Compensation Table

Each of our NEOs has entered into an employment agreement with us. Under the employment agreements, each NEO is entitled to an annualized base salary and is eligible for discretionary bonuses, bonuses based upon performance criteria or bonuses payable upon the occurrence of specified events, as described in his respective employment agreement. In addition, each NEO is entitled to specified perquisites. The employment agreements also contain severance provisions, including potential payments upon termination or a change in control. See “—Employment Agreements” for a summary of each employment agreement.

Our employment agreements with Messrs. Ruetsch and Glickberg were effective during fiscal 2012 and fiscal 2013. Our employment agreement with Mr. Sanford was entered into in fiscal 2013. Mr. Sanford’s base salary of $325,000, bonus and other compensation for fiscal 2012 were set pursuant to discussions among Mr. Sanford, Sterling Investment Partners and us. His fiscal 2012 compensation included the payment of housing expenses of $176,825, consisting of reimbursement of apartment rental and parking expenses of $15,100 and $54,000 in respect of the first quarter of the 2012 and the 2011 calendar years, and the payment of income tax gross-ups amounts of $58,255 and $49,470 with respect to Mr. Sanford’s 2011 and 2010 calendar year housing expenses.

Under Mr. Ruetsch’s employment agreement, he was eligible in fiscal 2012 and fiscal 2013 for an annual bonus of $150,000 if our actual EBITDA equaled 100% of the target EBITDA (as such terms are defined in his employment agreement), subject to specified adjustment if actual EBITDA was less than or greater than target EBITDA, and up to $150,000 based on meeting criteria established by the board of directors. Pursuant to Mr. Glickberg’s employment agreement, he was awarded bonuses in fiscal 2012 equal to a specified percentage of the gross proceeds received by us in connection with our 2011 senior credit facility and in fiscal 2013 he was awarded bonuses equal to specified percentages (which were less than the amounts specified in his employment agreement) of the gross proceeds received by us in connection with our 2012 senior credit facility and our current senior credit facility. The bonus for Mr. Sanford for fiscal 2012 and fiscal 2013 was determined by our board of directors and was based on our financial performance compared to our budget as well as his individual performance. See “—Employment Agreements” for additional information regarding the bonuses due Messrs. Ruetsch and Glickberg.

Employment Agreements

Herbert Ruetsch. We entered into an amended and restated employment agreement with Mr. Ruetsch, our Chief Executive Officer, on January 1, 2011. The initial term of his employment ended on March 31, 2013, but was automatically extended through September 30, 2014 and will automatically extend for additional 18 month periods unless either we or Mr. Ruetsch elect to terminate the agreement. Mr. Ruetsch currently receives an annual base salary of $475,000, which is subject to increase, but not decrease, by the board of directors. In addition, Mr. Ruetsch receives a car and food allowance of $30,000 annually and is entitled to participate in our benefit plans and arrangements for senior management personnel. Mr. Ruetsch’s employment agreement also contains customary non-competition and non-disclosure provisions.

Mr. Ruetsch is eligible for an annual bonus of $150,000 if our actual EBITDA equals 100% of the target EBITDA for the fiscal year (as such terms are defined in his employment agreement). This annual bonus is subject to adjustment in the event that the actual EBITDA is greater or lower than the target EBITDA. If the actual EBITDA is less than 100% of the target EBITDA but at least 90% of the target EBITDA, the bonus amount equals the difference between (1) $150,000 and (2) the product determined by multiplying (x) $450,000 by (y) a fraction, the numerator of which is the difference between target EBITDA and actual EBITDA and the denominator of which is the target EBITDA. If the actual EBITDA is more than 100% of the target EBITDA, the bonus amount equals the sum of (1) $150,000 plus (2) the product determined by multiplying $450,000 by (y) a fraction, the numerator of which is the difference between the target EBITDA and the actual EBITDA and the denominator of which is the target EBITDA. If the actual EBITDA is less than 90% of the target EBITDA, Mr. Ruetsch is not entitled to a bonus based on EBITDA performance. He is also entitled to an annual bonus of up to an additional $150,000, which is based on meeting criteria established by the board of directors.

Mr. Ruetsch was also entitled to a bonus in the event of a “qualifying liquidity event” (as defined in his employment agreement) such as our IPO. If the qualifying liquidity event was our initial public offering, the amount of his bonus was equal to the lesser of (x) 0.642857% of the IPO Net Proceeds (as defined in his employment agreement) or (y) $642,857.00. If the qualifying event were a sale of the company (as defined in his employment agreement), Mr. Ruetsch would have received a bonus equal to the lesser of (x) 0.3214285% of the Net Sale Proceeds (as defined in his employment agreement) or (y) $1,071,428.50. In addition, if at December 31, 2012 and through the closing of a sale of the company we were in compliance with all accounting requirements necessary to consummate an initial public offering, but sold the company instead of conducting an offering, Mr. Ruetsch would have been entitled to receive an additional bonus. Upon consummation of our IPO, Mr. Ruetsch received a bonus of $438,198 pursuant to his employment agreement, and an additional bonus of $300,000.

Mr. Ruetsch’s employment will terminate upon his death, disability, termination by the board of directors with or without “justifiable cause,” termination by Mr. Ruetsch with or without “good reason” or upon the expiration of his employment term (as such terms are defined in his employment agreement).

In the event Mr. Ruetsch’s employment is terminated by us without justifiable cause or by Mr. Ruetsch for good reason, he is entitled to his annual salary for a period ending 18 months following the date of termination of his employment. In addition, he is entitled to the amount of any bonuses which have been accrued through the date of his termination. In the event his employment is terminated by us without justifiable cause or by Mr. Ruetsch for good reason within 24 months after a “change of control” of the company (as defined in his employment agreement), Mr. Ruetsch is entitled, for a period of two years from the date of termination, to an amount equal to (x) his then current annual salary and (y) the amount of any bonus, if any, awarded to him in the year prior to termination of his employment. Pursuant to Mr. Ruetsch’s employment agreement, our IPO did not constitute a change of control. If Mr. Ruetsch’s employment is terminated, as described above, we will also pay Mr. Ruetsch’s and his eligible dependents’ COBRA health coverage premiums until the earliest of (i) the end of the “severance period” (as defined in his employment agreement), (ii) his employment with another company offering substantially similar benefits or (iii) he or his dependents ceasing to be eligible for coverage. These severance payments are contingent on Mr. Ruetsch executing a general release and his compliance with certain provisions in his employment agreement.

Howard Glickberg. We entered into an amended and restated employment agreement with Mr. Glickberg, our Vice Chairman of Development, on December 29, 2011. Pursuant to his employment agreement, Mr. Glickberg reports solely to the board of directors. The employment agreement has an initial term ending January 18, 2015, which initial term automatically extends for two one-year periods unless either Mr. Glickberg or we give notice of non-extension. After this two year period, we may extend Mr. Glickberg’s employment for additional one year periods, but Mr. Glickberg may elect not to accept the extension of his employment term. If during the initial term a “qualifying sale” (as defined in his employment agreement) occurs, the initial term is automatically extended to January 18, 2017 and the two automatic extensions terminate; provided that he may elect to retire at any time beginning 12 months after such qualifying sale and take a lump sum severance payment equal to the remaining salary he would have received through January 18, 2017 and bonuses based on an average of historical bonuses over the employment term.

Mr. Glickberg currently receives an annual base salary of $1,100,000, which is subject to increase, but not decrease, by the board of directors. Mr. Glickberg is entitled to bonuses as determined by the board of directors. In the event of a “Qualifying Liquidity Event” (i.e., an initial public offering of our equity securities or a sale of the company as defined in his employment agreement), Mr. Glickberg is entitled to a cash bonus equal to 20% of the gross amount received by Sterling Advisers, an affiliate of Sterling Investment Partners. Upon consummation of the IPO, Mr. Glickberg received a bonus of $1,840,000.

In the event that Sterling Advisers receives a fee for assisting us in (i) an equity or debt financing (other than our IPO) or in a transaction that results in a sale of Fairway, whether public or private, or (ii) any acquisition by us, Mr. Glickberg is entitled to a bonus equal to (x) 0.45% of the gross proceeds received by us in any equity financing other than our IPO, (y) 0.30% of the gross proceeds of any debt financing, and (z) 0.45% of the transaction value of an acquisition by us. Mr. Glickberg is not entitled to such amounts in the event of a “sale of the company” (as defined in his employment agreement).

In the event that there had been a “sale of the company” prior to conducting the IPO, Mr. Glickberg would have been entitled to an additional bonus based on the proceeds to the stockholders and the returns achieved by Sterling Investment Partners.

In addition, Mr. Glickberg’s employment agreement provides that if we become a publicly-traded company and in connection with the offering adopt an equity compensation program, he will be able to participate in the program at a level determined by the board of directors taking into account his duties, level of responsibility and performance. See “—Equity Compensation Plans—Initial Awards” below for information regarding equity incentive awards granted to Mr. Glickberg in connection with our IPO.

In addition, Mr. Glickberg receives a yearly food and materials allowance of $50,000 and is entitled to participate in our benefit plans and arrangements for senior management personnel. Mr. Glickberg’s employment agreement contains customary non-competition (for a period of 5 years) and non-disclosure provisions.

Mr. Glickberg’s employment will terminate upon his death, disability, termination by the board of directors with or without “justifiable cause,” his resignation with or without “good reason” (as defined in Mr. Glickberg’s employment agreement) or upon the expiration of his employment term.

In the event that we terminate Mr. Glickberg’s employment without justifiable cause or Mr. Glickberg terminates his employment for good reason during his initial term, he is entitled to: (i) his annual salary for a period equal to the longer of (x) the remainder of the initial term or (y) one year from the date of termination and (ii) the amount of any bonus which has been accrued through the date of termination. In the event we terminate Mr. Glickberg’s employment without justifiable cause or Mr. Glickberg terminates his employment for good reason after the initial term, Mr. Glickberg is entitled to (i) his then annual salary for a period of one year from the date of termination and (ii) the amount of any bonus which has been accrued through the date of termination. In the event we elect not to renew Mr. Glickberg’s employment agreement for an additional term, we will, following the end of the applicable term, (i) continue to pay Mr. Glickberg his annual salary for a period of one year from the earlier of (x) the date we notify Mr. Glickberg that we do not intend to renew his employment agreement or (y) the 59th day prior to the expiration date of the then applicable term and (ii) pay Mr. Glickberg the amount of any bonus which has been accrued through the date of termination. If Mr. Glickberg’s employment is terminated, as described above, we will, in addition, pay Mr. Glickberg’s and his eligible dependents’ COBRA continuation health coverage premiums until the earlier of (i) the end of the severance period, (ii) his employment with another company offering substantially similar benefits or (iii) he and his dependents ceasing to be eligible for coverage. These “severance payments” (as defined in his employment agreement) are contingent on Mr. Glickberg executing a general release and his compliance with certain provisions in his employment agreement.

William E. Sanford. We entered into an employment agreement with Mr. Sanford, our President, on March 28, 2013. The initial term of his employment ends March 31, 2014, but automatically extends for additional one year periods unless either we or Mr. Sanford elect to terminate the agreement. During each fiscal year, Mr. Sanford shall be eligible for an annual performance bonus determined by the board of directors from time to time in its sole discretion. Such bonus will be targeted at fifty percent (50%) of annual salary and will be based upon, among other things, his performance and our financial performance. Mr. Sanford currently receives an annual base salary of

$415,000, which is subject to increase, but not decrease, by the board of directors. In addition, Mr. Sanford receives a car allowance of $20,000 annually and is entitled to participate in our benefit plans and arrangements for senior management personnel. His employment agreement also contains customary non-competition and non-disclosure provisions.

Mr. Sanford’s employment will terminate upon his death, disability, termination by the board of directors with or without “justifiable cause” or upon the expiration of his employment term (as such terms are defined in his employment agreement). In the event Mr. Sanford’s employment is terminated by us without justifiable cause, he is entitled to his annual salary for a period ending one year following the date of termination of his employment. In addition, he is entitled to the amount of any bonuses which have been accrued through the date of termination. In the event Mr. Sanford’s employment is terminated by us without justifiable cause within one year after a “change of control” of us (as defined in his employment agreement), Mr. Sanford is entitled to his annual salary for a period of two years following the date of termination of his employment and to the payment of any bonuses that have been accrued through the date of termination. Pursuant to Mr. Sanford’s employment agreement, this offering does not constitute a change of control. If Mr. Sanford’s employment is terminated, as described above, we will also pay Mr. Sanford’s and his eligible dependents’ COBRA health coverage premiums until the earliest of (i) the end of the “severance period” (as defined in his employment agreement), (ii) his employment with another company offering substantially similar benefits or (iii) he or his dependents ceasing to be eligible for coverage. These severance payments are contingent on Mr. Sanford executing a general release and his compliance with certain provisions in his employment agreement.

Outstanding Equity Awards at Fiscal 2013 Year-End

As of March 31, 2013, we had not granted any options to purchase shares of our common stock. We have not granted shares of restricted stock to Mr. Howard Glickberg under our 2007 Equity Compensation Plan. In May 2011, we granted 72,096 shares of restricted common stock to Mr. Sanford under our 2007 Equity Compensation Plan, of which 43,400 shares are vested and an additional 14,348 shares will vest on each of June 1, 2013 and 2014. All shares of restricted common stock granted to Mr. Ruetsch under our 2007 Equity Compensation Plan are fully vested. See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table sets forth information concerning outstanding unvested stock awards to our named executive officers:

	Stock Awards
Name	Equity incentive plan awards: Number of shares that have not vested (#)		Equity incentive plan awards: Market value of shares that have not vested ($)
William E. Sanford President(1)	28,696	(2)	373,048	(3)

(1)                                 During fiscal 2012, Mr. Sanford served as Vice President—Chief Administrative Officer and from August 2011 as our acting Chief Financial Officer. Mr. Sanford became our President and Chief Financial Officer in April 2012. Mr. Sanford ceased to serve as our Chief Financial Officer in December 2012.

(2)                                 14,348 shares vested on June 1, 2013 and the remaining 14,348 shares will vest on June 1, 2014.

(3)                                 Based on the IPO price of $13.00 per share.

Equity Compensation Plans

2013 Long-Term Incentive Plan

In connection with our IPO, our board of directors and stockholders adopted and approved our 2013 Long-Term Incentive Plan (the “2013 Plan”). The purpose of our 2013 Plan is to enable us to grant equity-based incentive awards intended to attract, motivate and retain qualified employees, directors and other eligible service providers, and to align their financial interests with those of our stockholders. Following is a brief summary of the material terms of our 2013 Plan.

Eligibility for Participation. Our 2013 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), to our and any of our subsidiaries’ employees, and the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of equity-based awards to our and any of our subsidiaries’ employees, directors, consultants and advisors.

Authorized Shares. We have reserved 5,472,136 shares of our Class A common stock for issuance under our 2013 Plan, of which 608,015 shares may only be issued in the form of options having an exercise price per share that is at least 120% of the fair market value of our common stock on the date of grant. The following unissued shares covered by awards granted under our 2013 Plan will remain available for issuance under new awards: (a) shares covered by an option or stock appreciation right that is forfeited or otherwise terminated or canceled for any reason other than exercise; (b) shares covered by an award that is forfeited or that are repurchased by us at the original purchase price; (c) shares covered by an award that is settled in cash or that otherwise terminates without shares being issued; and (d) shares covered by an award that are used to pay the exercise price or satisfy the tax withholding obligations under the award. No more than 1,000,000 shares may be issued pursuant to awards granted in any calendar year to any person.

Administration. In general, our 2013 Plan will be administered by the compensation committee of our board of directors. In the case of awards intended to qualify for the “performance-based compensation” exemption from Section 162(m) of the Code, the committee will consist of at least two “outside directors” within the meaning of Section 162(m) of the Code. Subject to the terms of our 2013 Plan, the committee (or its designee) may select the persons who will receive awards, the types of awards to be granted, the purchase price (if any) to be paid for shares covered by the awards, and the vesting, forfeiture and other terms and conditions of the awards, and will have the authority to make all other determinations necessary or advisable for the administration of the plan.

Stock Options. The exercise price of any option granted under our 2013 Plan must be at least equal to the fair market value of our Class A common stock on the date the option is granted (110% of fair market value in the case of “incentive stock options” granted to ten percent stockholders). The maximum term of an option granted under our 2013 Plan is ten years. Subject to our 2013 Plan, the compensation committee will determine the vesting and other terms and conditions of options granted under our 2013 Plan. Generally, a vested option will remain exercisable for a limited period of time after termination of the option holder’s employment or other service. In no event, however, may an option be exercised after the expiration of its term.

Stock Appreciation Rights. The compensation committee may grant stock appreciation rights under our 2013 Plan. A stock appreciation right allows the recipient to receive payment, in cash and/or shares of our Class A common stock, of the appreciation in the fair market value of our Class A common stock between the date the stock appreciation right is granted and the date it is exercised. The maximum term of a stock appreciation right granted under our 2013 Plan is ten years. The compensation committee will determine the vesting and other terms and conditions of stock appreciation rights granted under our 2013 Plan.

Restricted Stock. Under a restricted stock award, we issue shares of our Class A common stock to the recipient of the award, subject to vesting conditions and transfer restrictions that lapse over time or upon achievement of performance conditions. Unless the compensation committee determines otherwise, the recipient may vote and receive dividends on shares of restricted stock issued under our 2013 Plan. Generally, if the recipient of a restricted stock award terminates employment or service, any unvested shares will be forfeited to or repurchased by us.

Restricted Stock Units. Restricted stock units represent the right to receive shares of our Class A common stock in the future, subject to specified vesting and other terms and conditions determined by our compensation committee. Vested restricted stock units may be settled in cash and/or shares of our Class A common stock. The holder of restricted stock units may not vote the underlying shares before the units become vested and the shares are issued. The compensation committee may provide for the payment of dividend equivalents on restricted stock units granted under our 2013 Plan. Unless the compensation committee determines otherwise, unvested restricted stock units will be forfeited upon termination of a recipient’s employment or other service.

Performance Units/Performance Shares. Performance units and performance shares are awards that are payable in cash or shares of our Class A common stock upon the achievement of specific performance goals established in advance by our compensation committee. A performance share is an award that has an initial value equal to one share of our Class A common stock. A performance unit is an award that has an initial value equal to a specified dollar amount. The value of a performance share or performance unit at the end of the applicable performance period will depend on whether and the extent to which the specified performance goals are achieved. Unless our compensation committee determines otherwise, performance shares and performance units will be forfeited if the performance goals are not achieved or if the recipient’s employment or other service terminates before the end of the performance period.

Other Forms of Award. Our compensation committee may make other forms of equity-based awards under our 2013 Plan, including, for example, stock bonus awards and dividend equivalent awards. The vesting and other terms and conditions of any such other forms of award will be determined by our compensation committee, acting within its discretion under our 2013 Plan. In addition, our 2013 Plan authorizes us to make annual and other cash incentive awards based on achieving performance goals that are pre-established by our compensation committee. No more than $5,000,000 may be awarded as a cash incentive award to any participant for any calendar year.

Performance Goals. The compensation committee may grant awards of restricted stock, performance units, performance shares and other stock-based awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the committee. Any one or more of the following performance factors may be used by the compensation committee in establishing performance goals for awards intended to qualify as “performance-based compensation”: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) pre- or after-tax income (before or after allocation of corporate overhead and bonus); (d) operating income (before or after taxes); (e), net sales or net sales growth; (f) gross profit or gross profit growth; (g) net operating profit (before or after taxes); (h) earnings, including earnings before or after taxes, interest, depreciation and/or amortization; (i) return measures (including, but not limited to, return on assets, net assets, capital, total capital, tangible capital, invested capital, equity, sales, or total stockholder return); (j) cash flow (including, but not limited to, operating cash flow, free cash flow, cash flow return on capital, cash flow return on investment, and cash flow per share (before or after dividends); (k) gross profit, operating or cash margins; (l) share price (including, but not limited to, growth measures and total stockholder return); (m) expense or cost targets; (n) objective measures of customer satisfaction; (o) working capital targets; (p) measures of economic value added, or economic value-added models or equivalent metrics; (q) inventory control; (r) debt targets; (s) stockholders’ equity; (t) implementation, completion or attainment of measurable objectives with respect to new store openings, acquisitions and divestitures, and recruiting and maintaining personnel or (u) other objective criteria determined by the compensation committee.

To the extent permitted by law, the compensation committee may also exclude the impact of an event or occurrence which the compensation committee determines should be appropriately excluded, such as (1) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in tax law or accounting standards required by generally accepted accounting principles.

Performance goals may also be based on an individual participant’s performance goals, as determined by the compensation committee.

In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The compensation committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

Award Agreements. Awards granted under the 2013 Plan will be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change in control or conditions regarding the participant’s employment, as determined by the compensation committee.

Transferability of Awards. In general, awards made under our 2013 Plan may not be transferred or assigned, except as may be permitted by our compensation committee. An option or stock appreciation right granted under our 2013 Plan may be exercised only by the recipient during his or her lifetime.

Recoupment of Awards. The 2013 Plan provides that awards granted under the 2013 Plan are subject to any recoupment policy we may have in place or any obligation that we may have regarding the clawback of “incentive-based compensation” under the Exchange Act or under any applicable rules and regulations promulgated by the SEC.

Capital Changes. In the event of certain changes in our capitalization, such as a reorganization, stock split, merger or similar change in our corporate structure or the number of outstanding shares of our Class A common stock, our compensation committee will make appropriate adjustments to the aggregate and individual share limits and to the number, class and/or exercise price under outstanding awards in order to prevent undue diminution or enlargement of the benefits or potential benefits available under our 2013 Plan.

Change in Control. In the event of a “company sale event” (as defined in the 2013 Plan), outstanding awards under our 2013 Plan, including any vesting provisions, may be assumed or substituted by the successor company. In general, if an outstanding award is not assumed or substituted, the award will become fully vested and canceled (either as part of the transaction or immediately before the transaction) based upon the transaction value of the shares covered by the award.

Amendment and Termination. Our board of directors has the authority to amend or terminate our 2013 Plan, provided such action does not adversely affect then outstanding awards. Amendments to our 2013 Plan will be subject to stockholder approval if such approval is necessary in order to satisfy applicable legal or stock exchange listing requirements. Unless sooner terminated, our 2013 Plan will automatically terminate in 2023, on the tenth anniversary of its effective date.

Certain U.S. Income Tax Consequences. Set forth below is a summary of material U.S. income tax consequences applicable to awards made under our 2013 Plan. This discussion is intended for general informational purposes and not as tax guidance to any participant who may receive an award under our 2013 Plan.

Nonqualified Stock Options

A nonqualified stock option is an option that does not qualify as an “incentive stock option” under Section 422 of the Code. The grant of a nonqualified stock option is not a taxable event. In general, a participant who exercises a nonqualified stock option will realize ordinary income on the date the option is exercised equal to the excess of the value of the shares acquired on that date and the option exercise price paid for the shares, and we will be entitled to a corresponding deduction. The participant’s tax basis for the shares will be equal to the value of the shares on the date the option is exercised, and the participant’s holding period for the shares will begin on that date. Gain or loss on a subsequent sale of the shares will be long- or short-term capital gain or loss, depending on whether the sale occurs more than one year after the participant’s holding period begins.

Incentive Stock Options

In general, no taxable event will occur upon either the grant or exercise of an option that qualifies as an “incentive stock option” under Section 422 of the Code (although the exercise may have alternative minimum tax consequences to the participant). A participant will realize taxable income (or loss) when shares acquired upon the exercise of an “incentive stock option” are subsequently sold. If the participant sells the shares more than two years after the date the option is granted and more than one year after the date the option is exercised, any gain or loss realized on the sale will be long-term capital gain or loss, and we will not be entitled to a deduction. If the participant sells the shares before the end of either of those two holding periods, any gain realized on the sale will be taxable as ordinary income to the extent that the value of the shares on the date the option is exercised exceeds the option exercise price paid for the shares, and any remaining gain will be capital gain. In general, we will be entitled to a deduction equal to any ordinary income realized by the participant upon the sale of the shares.

Stock Appreciation Rights

The grant of a stock appreciation right is not a taxable event. In general, a participant will realize ordinary income when a stock appreciation right is exercised, equal to the value of the shares of our Class A common stock and/or the amount of cash received by the participant in connection with such exercise, and we will be entitled to a corresponding deduction.

Restricted Stock

In general, a participant who receives shares of restricted stock under our 2013 Plan will not realize taxable income. With respect to awards other than options and SARs that result in a transfer to the recipient of shares or other property, if no restriction on transferability or substantial risk of forfeiture applies to the transferred amounts, the recipient generally must recognize ordinary income equal to the fair market value of shares or other property actually received. If a restriction on transferability and substantial risk of forfeiture applies to shares or other property transferred to a recipient under an award (such as, for example, restricted stock), the recipient generally must recognize ordinary income equal to the fair market value of the transferred shares or other property at the earliest time either the transferability restriction or risk of forfeiture lapses, and we are entitled to a corresponding tax deduction. A recipient may make an early income election with respect to the receipt of restricted stock, in which case the recipient will realize ordinary income equal to the value of the stock on the date it is transferred to him or her. If the stock later vests and is sold, any gain from the sale will be taxable as capital gain. We would be entitled to a deduction for the amount of any ordinary income realized by the recipient as a result of an early income election is made.

Other Awards

In general, a participant who receives shares of our Class A common stock and/or cash in settlement of a restricted stock unit, performance unit, performance share or other award under our 2013 Plan, will realize ordinary income upon such receipt equal to the then fair market value of the shares and/or the amount of cash received by the participant, and we will be entitled to a corresponding deduction. The participant’s tax basis in any such shares will generally be equal to the value of the shares on the date that ordinary income is realized, and the participant’s tax holding period for the shares will generally begin on that date. Gain or loss on a subsequent sale of the shares will be long- or short-term capital gain or loss, depending on whether the sale occurs more than one year after the participant’s holding period begins.

Initial Awards. In connection with the IPO, we issued an aggregate of 2,296,838 restricted stock units, or RSUs, in respect of Class A common stock to certain of our employees and directors and options to purchase an aggregate of 1,135,772 shares of Class A common stock to certain of our employees and directors. The exercise price of the options is $13.00, the initial public offering price of our Class A common stock, except that the exercise price of options to purchase 486,412 shares of our Class A common stock is $15.60, 120% of the initial public offering price of our Class A common stock. In May 2013, we issued an additional 53,587 restricted stock units. During the period from the date of our IPO through May 31, 2013, 17,996 restricted stock units and options to purchase 6,080 shares were forfeited. At May 31, 2013, we had outstanding under the 2013 Plan 2,338,509 restricted stock units and 1,129,642 options.

The table below sets forth information concerning restricted stock unit and option grants that received by our named executive officers under the 2013 Plan in connection with the IPO:

Name	Position	Restricted Stock Units		Options(1)
Howard Glickberg	Director and Vice Chairman of Development	145,924	(2)	48,641	(3)
Herbert Ruetsch	Chief Executive Officer	182,405	(4)	304,008	(5)
William E. Sanford	President	97,282	(4)	97,282	(6)

(1)                                 The options will vest in four equal installments commencing on April 22, 2014, subject to the recipient’s continued service with us. If a Company Sale Event (as defined in the 2013 Plan) occurs, all unvested options will immediately vest unless the options are assumed by the purchaser.

(2)                                 The restricted stock units will vest and be delivered on April 22, 2016, subject to the recipient’s continued service. Mr. Glickberg is prohibited from selling 20% of the shares of Class A common stock received in respect of the restricted stock units until April 22, 2018 other than in connection with a Company Sale Event.

(3)                                 These options have an exercise price of $15.60 per share.

(4)                                 Fifty percent of the restricted stock units will vest and be delivered on April 22, 2016 and the remaining 50% will vest and be delivered on April 22, 2017, subject to the recipient’s continued service. The recipient is prohibited from selling 20% of the shares of Class A common stock received in respect of the restricted stock units until April 22, 2018.

(5)                                 121,603 of these options have an exercise price of $15.60 per share; the remainder have an exercise price of $13.00 per share.

(6)                                 48,641 of these options have an exercise price of $15.60 per share; the remainder have an exercise price of $13.00 per share.

2007 Equity Compensation Plan

Our board of directors adopted, and our stockholders approved, the 2007 Equity Compensation Plan in January 2007. The 2007 Plan provided for the grant of options and restricted stock awards. As of March 31, 2013, we had issued 1,828,199 shares of restricted stock under the 2007 Plan at a price per share of $0.01, of which 1,682,228 are fully vested. Subsequent to March 31, 2013, we have not issued any restricted stock or granted any options under the 2007 Plan. The 2007 Plan terminated in connection with the IPO and our adoption of the 2013 Plan and no further awards will be granted under the 2007 Plan. However, all outstanding awards will continue to be governed by their existing terms.

Administration. Our board of directors, or a committee thereof appointed by our board of directors, has the authority to administer the 2007 Plan and the awards granted under it.

Stock Options. The 2007 Plan provided for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code, and non-qualified stock options, or NQSOs. ISOs may be granted only to employees. NQSOs may be granted to employees, directors or consultants. The exercise price of ISOs granted to employees who at the time of grant own stock representing more than 10% of the voting power of all classes of our common stock could not be less than 110% of the fair market value per share of our common stock on the date of grant, and the exercise price of ISOs granted to any other employees could not be less than 100% of the fair market value per share of our common stock on the date of grant. The exercise price of NQSOs to employees, directors or consultants could not be less than the par value of our common stock. Our board, or the committee administering the 2007 Plan, had the authority to establish the vesting and other terms of the options.

Restricted Stock Awards. The 2007 Plan provided that we could issue restricted stock awards. Each restricted stock award was governed by a restricted stock purchase agreement. Generally, we have the right to repurchase the unvested restricted shares of our common stock upon the termination of the purchaser’s status as an employee, director or consultant for any reason, and the vested shares upon a termination of employment for cause or following termination of employment for any reason, violation of any non-competition or solicitation obligation. In general, the repurchase price for unvested shares is the original price paid by the purchaser and for vested shares is fair market value. Upon consummation of our IPO, most of the unvested shares of restricted stock automatically vested and our right to repurchase vested shares terminated.

Additional Narrative Disclosure

401(k) Plan

We adopted our 401(k) plan for employees in 2007. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended, so that contributions to the 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan.

The 401(k) plan permits us to make contributions up to the limits allowed by law on behalf of all eligible employees.

IPO Bonuses

The table below sets forth information concerning IPO-related bonuses that were received by certain of our officers in connection with the IPO:

Name	Position	IPO-Related Bonuses
Howard Glickberg	Director and Vice Chairman of Development	$1,840,000	(1)
Herbert Ruetsch	Chief Executive Officer	$738,198
Nathalie Augustin	Senior Vice President—General Counsel and Secretary	$150,000
Kevin McDonnell	Senior Vice President—Chief Operating Officer	$312,165
Brian Riesenburger	Senior Vice President—Chief Merchandising Officer	$738,198
Charles Farfaglia	Vice President—Human Resources	$312,165
Steven Jenkins	Vice President—Specialty Products	$738,198
Peter Romano	Vice President—Produce	$738,198
John Rossi	Vice President—Deli & Bakery	$738,198
Paul Weiner	Vice President—Organic Groceries	$738,198
Daniel Glickberg	Former Director and Vice President	$145,000
Randi Glickberg	Vice President	$916,595

(1)                                 Does not include IPO-related bonuses to be paid to Mr. Glickberg’s sister and adult son.

Director Compensation

We pay each of our non-employee directors $75,000 per year; however, the payment of this fee to Messrs. Barr, Santoro and Selden only commenced upon the closing of our IPO in April 2013. In addition, we pay each of Messrs. Key, Santoro and Suleman an additional $25,000 per year for serving as chairman of the audit committee, board of directors and the compensation committee, respectively.

The table below sets forth the annual compensation earned by our directors in fiscal 2013. The compensation earned by Mr. Daniel Glickberg was in his capacity as an officer of Fairway prior to his resignation in March 2013. Information relating to the compensation paid to Mr. Howard Glickberg is set forth above under “Executive Compensation.”

Name	Salary ($)	Stock Awards ($)	Non-equity incentive plan compensation ($)		All other compensation ($)		Total ($)
Daniel Glickberg	175,000	—	67,500	(1)	20,627	(2)	263,127	(2)
Stephen Key(3)	20,833	—	—		—		20,833
Farid Suleman(3)	20,833	—	—		—		20,833

(1)                                 Consists of a discretionary bonus approved by our board of directors in May 2012. Pursuant to his separation agreement, Mr. Glickberg was entitled to a bonus of between $60,000 and $75,000 for fiscal 2013.

(2)                                 Includes $20,207 of automobile-related expenses, a $300 medical flexible account contribution and $120 of group term life insurance premiums.

(3)                                 Messrs. Key and Suleman became directors in August 2012.

In connection with our IPO, our non-employee directors received equity awards pursuant to our 2013 Long-Term Incentive Plan as follows:

•                                          each of Messrs. Key, Santoro and Suleman received a grant of 145,924 restricted stock units, and

•                                          each of Messrs. Barr and Selden received a grant of 97,282 restricted stock units.

The restricted stock units will vest on the earliest to occur of (i) April 22, 2016, subject to the recipient’s continued service as a director, (ii) a Company Sale Event (as defined in the 2013 Plan) or (iii) the individual not being renominated by the board of directors for election as a director or elected a director by the stockholders. Any vested restricted stock units will be settled in shares of our Class A common stock on the earlier to occur of (x) April 22, 2016  and (y) a Company Sale Event. See “—Equity Compensation Plans—2013 Long-Term Incentive Plan.”

In addition, we will continue to reimburse our non-employee directors for reasonable travel expenses and other out-of-pocket costs incurred in connection with attending board and committee meetings and fulfilling their duties as members of our board of directors.

For his services as an executive officer following consummation of the IPO, we have agreed to pay Mr. Santoro, our Executive Chairman, compensation of $50,000 per year and issued to him 218,885 restricted stock units and options to purchase 121,603 shares of our Class A common stock at a purchase price equal to $15.60, which is equal to 120% of the initial public offering price of $13.00. The restricted stock units will vest on the earliest to occur of (i) April 22, 2016, subject to his continued service as a director, (ii) a Company Sale Event or (iii) Mr. Santoro not being renominated by the board of directors for election as a director or elected a director by the stockholders. Any vested restricted stock units will be settled in shares of our Class A common stock on the earlier to occur of (x) April 22, 2016 and (y) a Company Sale Event. The options will vest in four equal installments commencing on April 22, 2014, subject to acceleration upon a Company Sale Event or Mr. Santoro not being renominated by the board of directors for election as a director or elected a director by the stockholders.

We entered into an employment agreement with Mr. Daniel Glickberg on January 18, 2007. The initial term of his employment was to end on January 18, 2017, but automatically would have extended for two additional one year periods unless either we or Mr. Glickberg elected to terminate the agreement. Mr. Glickberg was receiving an annual base salary $175,000, which was subject to increase, but not decrease, by the board of directors. In addition, Mr. Glickberg was entitled to participate in our benefit plans and arrangements for senior management personnel. Mr. Glickberg’s employment agreement also contained customary non-competition and non-disclosure provisions.

Mr. Glickberg was also entitled to a bonus in the event of a “qualifying liquidity event” (as defined in his employment agreement), such as our initial public offering, in an amount determined based on the net proceeds of our initial public offering or the amount received by our stockholders in a sale of the company and the internal rate of return and cash on cash return received by Sterling Investment Partners. Pursuant to his separation agreement described below, upon consummation of the IPO Mr. Glickberg received a bonus of $145,000.

Mr. Glickberg’s employment would have terminated upon his death, disability, termination by the board of directors with or without “justifiable cause,” termination by Mr. Glickberg with or without “good reason” or upon our non-renewal of his employment agreement (as such terms are defined in his employment agreement). We were prohibited from terminating Mr. Glickberg’s employment without “justifiable cause” prior to the occurrence of a “qualifying liquidity event.”

In the event Mr. Glickberg’s employment was terminated by us without justifiable cause or by Mr. Glickberg for good reason, he was entitled to his annual salary for a period ending on the later of January 18, 2017 or one year following the date of termination of his employment. In addition, he was entitled to the amount of any bonuses which had been accrued through the date of his termination. If we elected not to renew Mr. Glickberg’s employment during either of the two automatic renewals, he was entitled to continue to receive his salary for a period of one year, as well as any accrued bonuses. In the event his employment was terminated by us without justifiable cause or by Mr. Glickberg for good reason within 24 months after a “change of control” of the company (as defined in his employment agreement), Mr. Glickberg was entitled, for a period of two years from the date of termination, to an amount equal to (x) his then current annual salary and (y) the amount of any bonus, if any, awarded to him in the year prior to termination of his employment. Pursuant to Mr. Glickberg’s employment agreement, our IPO would not have constituted a change of control. If Mr. Glickberg’s employment was terminated, as described above, we would also pay Mr. Glickberg’s and his eligible dependents’ COBRA health coverage premiums until the earliest of (i) the end of the “severance period” (as defined in his employment agreement), (ii) his employment with another company offering substantially similar benefits or (iii) he or his dependents ceasing to be eligible for coverage. These severance payments were contingent on Mr. Glickberg executing a general release and his compliance with certain provisions in his employment agreement.

In March 2013, we and Mr. Daniel Glickberg entered into a separation agreement in connection with his stepping down as a director and officer to pursue other opportunities. Pursuant to the separation agreement, we agreed, among other things, to pay him severance through January 2015 of $325,000, pay him a bonus of $145,000 upon consummation of the IPO, pay him a bonus of between $60,000 and $75,000 for fiscal 2013 and continue certain of his benefits for a specified period of time. We also repurchased 129,963 shares of his Class A common stock for a purchase price of $1.5 million and agreed to allow him to sell $1.5 million of shares of Class A common stock in the IPO, which was 115,385 shares. Mr. Glickberg agreed that he would not compete with us for a period of five years anywhere on the East Coast. Mr. Glickberg also entered into a voting agreement with one of the funds affiliated with Sterling Investment Partners pursuant to which he granted this fund an irrevocable proxy to vote his shares. We paid Mr. Glickberg a bonus of $67,500 in May 2013.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2013, for:

•                                          each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock or Class B common stock;

•                                          each of our directors;

•                                          each of our named executive officers; and

•                                          all of our directors and executive officers as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Applicable percentage ownership is based on 25,906,994 shares of Class A common stock and 15,470,720 shares of Class B common stock outstanding at May 31, 2013.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Fairway Group Holdings Corp., 2284 12th Avenue, New York, New York  10027.

	Shares Beneficially Owned						Percentage of Total
	Class A common stock			Class B common stock			Voting
	Number		Percent	Number		Percent	Power(1)
5% Stockholders:
Funds managed by affiliates of Sterling Investment Partners L.P. (2)	9,049,147	(3)	32.7	13,080,655		84.6	76.5
Named Executive Officers and Directors:
Herbert Ruetsch	207,203		*	—		—	*
Howard Glickberg	87,630	(4)	*	1,122,516		7.3	6.2
William E. Sanford	72,096		*	—		—	*
Charles W. Santoro	9,099,147	(5)	32.9	13,080,655	(6)	84.6	76.5
William Selden	9,049,147	(5)	32.7	13,080,655	(6)	84.6	76.5
Michael Barr	—		—	—		—	—
Stephen Key(7)	—		—	—		—	—
Farid Suleman(8)	—		—	—		—	—
All current directors and executive officers as a group (16 persons)	10,060,742	(5)(9)	38.8	14,203,171	(6)	91.8	83.2%

*                                         Less than 1%.

(1)                                 Percentage of total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. The holders of our Class B common stock are entitled to ten votes per share, and holders of our Class A common stock are entitled to one vote per share. Does not include the shares of Class A common stock issuable upon the exercise of outstanding warrants.

(2)                                 Represents:

•                                          2,363,951 shares of Class A common stock, 3,537,512 shares of Class B common stock and warrants to purchase 295,856 shares of Class A common stock held directly by held directly by Sterling Investment Partners, L.P. (“Fund I”);

•                                          32,952 shares of Class A common stock, 49,356 shares of Class B common stock and warrants to purchase 4,150 shares of Class A common stock held directly by Sterling Investment Partners Side-By-Side, L.P. (“SBS I”);

•                                          4,011,427 shares of Class A common stock, 9,322,046 shares of Class B common stock and warrants to purchase 1,374,449 shares of Class A common stock held directly by Sterling Investment Partners II, L.P. (“Fund II”); and

•                                          74,400 shares of Class A common stock, 171,741 shares of Class B common stock and warrants to purchase 25,494 shares of Class A common stock held directly by Sterling Investment Partners Side-By-Side II, L.P. (“SBS II” and together with Fund I, SBS I and Fund II, the “Sterling Funds”).

Messrs. Santoro and Selden are managing members of the general partner of each of the Sterling Funds. Each of Fund I, SBS I, Fund II and SBS II expressly disclaim beneficial ownership of any securities in which they do not have a pecuniary interest. The address of each of the Sterling Funds is c/o Sterling Investment Partners, 285 Riverside Avenue, Suite 300, Westport, CT 06880.

Messrs. M. William Macey, Jr., Douglas L. Newhouse, Charles W. Santoro and William Selden share voting and investment power for each of the Sterling Funds. Each of Messrs. Macey, Newhouse, Santoro

and Selden disclaims beneficial ownership of the shares beneficially owned by the Sterling Funds, other than the shares attributable to his limited and general partnership interests therein.

(3)                                 Includes 866,468 shares of Class A common stock owned by Daniel Glickberg over which Fund II owns an irrevocable proxy pursuant to a voting agreement between Mr. Glickberg and Fund II.

(4)                                 Consists of warrants to purchase 87,630 shares of Class A common stock. Does not include shares of common stock or warrants to purchase shares of common stock owned by Mr. Glickberg’s sister, son or daughter.

(5)                                 Includes 6,482,730 shares of Class A common stock and warrants to purchase 1,699,949 shares of Class A common stock beneficially owned by the Sterling Funds and 866,468 shares of Class A common stock owned by Daniel Glickberg that Fund II has the right to vote. As a member of the general partner of each Sterling Fund, each of Messrs. Santoro and Selden has shared voting and investment power with respect to, and therefore may be deemed to be the beneficial owner of, the shares beneficially owned by the Sterling Funds. Each of Messrs. Santoro and Selden disclaims beneficial ownership of the shares beneficially owned by the Sterling Funds, other than the shares attributable to his limited and general partnership interest therein. See note 2 above.

(6)                                 Includes 13,080,655 shares of Class B common stock beneficially owned by the Sterling Funds. As a member of the general partner of each Sterling Fund, each of Messrs. Santoro and Selden has shared voting and investment power with respect to, and therefore may be deemed to be the beneficial owner of, the shares beneficially owned by the Sterling Funds. Each of Messrs. Santoro and Selden disclaims beneficial ownership of the shares beneficially owned by the Sterling Funds, other than the shares attributable to his limited and general partnership interest therein.

(7)                                 Mr. Key has a less than 1% capital commitment to each of SBS I and SBS II.

(8)                                 Mr. Suleman has a less than 1% capital commitment to SBS II.

(9)                                 Includes warrants to purchase 1,787,579 shares of Class A common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of March 31, 2013 for our 2007 Equity Compensation Plan:

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	6,522
Equity compensation plans not approved by security holders	0	0	0

We only issued restricted stock under our 2007 Equity Compensation Plan. In connection with our IPO, we terminated this plan and no more awards will be granted under the plan. The material provisions of the 2007 Equity Compensation are described further in “Item 11—Executive Compensation—Equity Compensation Plans—2007 Equity Compensation Plan.”

In connection with our IPO, we adopted the 2013 Long-Term Incentive Compensation Plan. The material provisions of the 2013 Long-Term Incentive Plan are described further in “Item 11—Executive Compensation—Equity Compensation Plans—2013 Long-Term Incentive Plan.”

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors currently is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. Following our IPO, our audit committee is responsible for the review, approval and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is a director, executive officer, nominee for director or beneficial holder of more than of 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the audit committee will consider:

•                                          the nature of the related person’s interest in the transaction;

•                                          the material terms of the transaction, including the amount involved and type of transaction;

•                                          the importance of the transaction to the related person and to our company;

•                                          whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•                                          any other matters the audit committee deems appropriate.

Any member of the audit committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

In addition to the executive officer and director compensation arrangements discussed in “Item 11—Executive Compensation,” above, we describe transactions since April 2, 2012, to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Transactions with Howard Glickberg

Real Estate Leases

Howard Glickberg, one of our directors and executive officers, owns a one-third interest in entities which lease to us the premises at which a portion of our Broadway store is located, the premises at which our Harlem store, Harlem bakery and Harlem warehouse are located and the premises at which the parking lot for our Harlem store is located. The remainder of these entities is owned by Mr. Glickberg’s former business partners (the “Former Partners”). Each lease commenced on January 18, 2007 and terminates on January 31, 2032, with two five-year renewal options. Each lease provides that the base rent is to be reset to fair market rent based upon the highest and best retail use of the premises (without reference to the lease), as of February 1, 2012, 2019, 2024 and 2029 and, if the renewal options are exercised, 2034 and 2039, subject to a cap on the amount of the increase in the base rent of (i) 150% of the first lease year annual base rent for the fair market adjustment as of February 1, 2012 and (ii) 200% of the sixth lease year annual base rent for the fair market adjustment as of February 1, 2017, and no cap thereafter, and further, subject to the condition that regardless of the determination of fair market rent, it cannot be less than the annual base rent for the immediately preceding year. In all other years the annual base rent is to be increased by an amount equal to the percentage increase in the consumer price index, subject to an annual 5% cap. Annual base rent payable under these leases during the lease year ended January 31, 2013 aggregated $4,442,500 million. During fiscal 2013, rental payments (excluding maintenance and taxes that we are obligated to pay) under these leases aggregated $4,433,500. The leases for these premises provide that if we and the landlord are unable to agree upon the fair market rent, it will be determined by “baseball” style arbitration, where we propose a fair market rent for each property and the landlord proposes a fair market rent for each property and a neutral arbitrator chooses either our proposal or the landlord’s proposal. Based on Mr. Glickberg’s ownership interest in these entities and before giving effect to any expenses, Mr. Glickberg was entitled to $1,477,833 of the amount that we paid to these entities in fiscal 2013. In December 2012 we agreed with the landlords of the Harlem properties and a portion of the Broadway store to a reset of the annual base rent for these properties that increased our base rent for these properties by an aggregate of approximately $1.8 million for fiscal 2013.

Mr. Glickberg also owns a 16.67% interest in the landlord for the premises where our Red Hook store is located. The Former Partners own an additional 33.33% interest in the landlord. The initial term of the lease commenced on May 1, 2006 (with rent payments commencing on November 1, 2006) and expired October 31, 2011. We exercised the first of our four five-year renewal options and the current expiration date for the lease is October 31, 2016. Upon any exercise of a renewal option, the annual base rent is to be reset to fair market rent based upon the highest and best retail use of the premises. Annual base rent payable under this lease during the lease year ended October 31, 2011 aggregated $863,063. During fiscal 2013, rental payments (excluding taxes that we are obligated to pay) under the lease were $1,386,180. As a result of our exercise of our first renewal option, the annual base rent must be reset to fair market value as of November 1, 2011. We and the landlord are currently in discussions regarding the reset of the base rent to fair market rent. If we and the landlord cannot agree upon the fair market rent, it will be determined by arbitration. We cannot predict the outcome of any arbitration; however, if the arbitrator chooses an amount closer to the amount proposed by our landlord, it could have an adverse effect on our results of operations and gross margin. Based on Mr. Glickberg’s ownership in this entity and before giving effect to any expenses, Mr. Glickberg is entitled to $231,030 of the amounts that we paid to this entity in fiscal 2013.

Mr. Glickberg also owns a 16.67% interest in the owner of a co-generation plant from which the Red Hook store purchases electricity, heated/chilled water, hot and cold potable water and sewer services. The Former Partners own an additional 33.33% interest in the owner of the co-generation plant. There is a disagreement between the parties regarding the applicable methodology to be used to calculate utility billings. We believe that the owner of the co-generation plant has overcharged us for utilities since our initial occupancy of the premises in December 2005. Since November 2008, we have not fully paid the utility invoices, but instead remitted lesser amounts based on the methodology that we believe represents the parties’ original intentions with respect to the utility charge calculations. We believe that we will be successful in negotiating an amicable resolution of the outstanding utility issues between the parties. We also believe that the resolution of these issues will not have a material adverse effect on our financial condition and results of operations. We paid this entity $623,014 in fiscal 2013. Based on Mr. Glickberg’s ownership in this entity and before giving effect to any expenses, Mr. Glickberg is entitled to $103,836 of the amount that we paid this entity in fiscal 2013.

Until July 2012, Mr. Ruetsch, our chief executive officer, performed certain financial and management functions for the entities that lease these properties to us, for which he received $25,000 annually.

Subordinated Notes

In January 2007, we issued to entities in which Mr. Glickberg had a one-third interest subordinated promissory notes in an aggregate principal amount of $22.0 million. The notes bore interest at a rate of 10% per annum, which rate was increased to 12% in April 2010, with the additional two percent deferred and payable at maturity, and were due January 18, 2015. The largest aggregate outstanding amount of these notes was $22.5 million, which included approximately $500,000 of deferred interest, at May 2, 2011, when we repaid these notes with borrowings under our 2011 senior credit facility. In May 2011 we sold to Mr. Glickberg a subordinated promissory note in the aggregate principal amount of $7.3 million. This note bore interest at a rate of 12% per annum, of which 10% was paid in cash and 2% was deferred and payable at maturity, and was due March 3, 2018. In March 2013, we repaid this note, including all accrued deferred interest, in full.

Employment Agreement

See “Item 11—Executive Compensation—Employment Agreements” for information regarding our employment agreement with Mr. Howard Glickberg. Pursuant to the employment agreement, prior to our IPO Mr. Glickberg was entitled to transaction related bonuses in connection with certain debt and equity financings. In fiscal 2013, we paid to Mr. Glickberg transaction related bonuses of $630,750.

See “Item 11—Executive Compensation—Additional Narrative Disclosure—IPO Bonuses” for information regarding payments to the son and sister of Mr. Glickberg upon consummation of the IPO. See “Item 11—Executive Compensation—Director Compensation” for information regarding our former employment arrangements with Mr. Glickberg’s son.

Signage

We have the right to use the “LED” above our Harlem store, which sign is owned by 2328 On Twelfth, LLC, which is 1/3 owned by Mr. Glickberg, our vice chairman of development and a director, with the remainder owned by the Former Partners. Although we do not pay for use of the sign, we pay a third party the costs and expenses of operating the sign, primarily electricity and maintenance. We paid $30,711 in fiscal 2013 with respect to electricity and maintenance services for the LED sign. We understand that Mr. Glickberg does not have an economic interest in the entity to which we make these payments; however, he could be deemed to be receiving a benefit from these payments because otherwise the owner of the sign would need to make such payments.

Management Agreement with Sterling Advisers

Prior to our IPO we were a party to a management agreement with Sterling Advisers, an affiliate of Sterling Investment Partners. Messrs. Santoro and Selden, two of our directors, are managing members of, and Mr. Barr, one of our directors is a principal of, Sterling Advisers. Pursuant to the agreement, Sterling Advisers agreed to consult with our board of directors and management on business and financial matters, including:

•                                          developing and implementing corporate strategy;

•                                          budgeting future corporate investments;

•                                          developing acquisition and divestiture strategies; and

•                                          debt and equity financings.

Under the terms of the management agreement, we agreed to pay Sterling Advisers an annual fee of $1,258,584, which fee would be increased by $250,000 once our trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a pro forma basis giving effect to any new store openings (commencing with the Stamford, CT store) and acquisitions consummated during the period exceeds $35 million, and increased by an additional $250,000 for each additional $5 million of trailing twelve months’ EBITDA. The fee would also increase on a pro rata basis if funds affiliated with Sterling Advisers provided us with additional equity capital. The agreement provided that the annual fee will be suspended to the extent making such payments would violate our senior credit facility. In case payment of the annual fee was suspended, the annual fees payable to Sterling Advisers would accrue without interest until the event which caused the suspension is cured or waived, at which time we would resume paying the annual fee and the accrued fee will be paid to Sterling Advisers. Sterling Advisers was also entitled to specified fees in connection with certain merger and acquisition and financing transactions. We were also required to reimburse Sterling Advisers for its reasonable travel and other direct out-of-pocket expenses.

The agreement provided for an initial five year term (ending October 2015) and would automatically renew for successive one-year terms as long as the pre-IPO stockholders owned at least 20% of our outstanding common stock.

Pursuant to the agreement, we paid Sterling Advisers monitoring and transaction fees of $7.7 million in fiscal 2013. In connection with our IPO, we paid Sterling Advisers a negotiated fee of $9.2 million to terminate the management agreement.

Registration Rights Agreement

We have entered into a Registration Rights Agreement with Sterling Investment Partners, Howard Glickberg and certain of our pre-IPO stockholders, who we refer to collectively as the “Stockholders.”

Sterling Investment Partners may at any time require that we register their shares under the Securities Act. Upon the request for a demand registration, we must notify the other Stockholders party to the Registration Rights Agreement of the request and give them the opportunity to request that their shares be included in the registration.

We call the right to require us to register shares a “demand registration right” and the resulting registration a “demand registration.” Sterling Investment Partners may request up to two long-form registrations of Registrable Securities (as defined in the Registration Rights Agreement) on Form S-1. In addition, the Stockholders may request an unlimited number of short-form registrations of Registrable Securities on Form S-3 after we have qualified for the use of Form S-3. Demand registrations will be short-form registrations whenever we are permitted to use Form S-3.

The Stockholders can request to participate in registrations of any of our securities for sale by us or by a third-party other than in an initial public offering, in a demand registration or in a registration on a Form S-4 or Form S-8 or similar or successor forms. We call this right a “piggyback right” and the resulting registration a “piggyback registration.”

The registration rights outlined above are subject to conditions and limitations, including (i) the right of the underwriters to limit the number of shares to be included in a registration statement, and, with respect to demand registrations by Sterling Investment Partners, the right of Sterling Investment Partners to withdraw the registration statement.

With respect to both demand registrations and piggyback registrations, if the offering is an underwritten offering, the Stockholder’s right to include its Registrable Securities in such registration will be conditioned upon such stockholder’s participation in the underwritten offering and entering into an underwriting agreement with the underwriters. If the Stockholder does not agree with the terms of the underwriting, it may withdraw its Registrable Securities from the registration.

We are not required to effect a demand registration within six months after the effective date of a previous demand registration. We may also delay for a reasonable period not to exceed 120 days the filing of a registration statement for a demand registration if our board of directors determines that the filing of the registration statement would require disclosure of information not otherwise then required to be disclosed and that such disclosure would adversely affect any material business opportunity, transaction or negotiation then contemplated by us. The underwriters in any demand registration requested by Sterling Investment Partners will be selected by Sterling Investment Partners and must be reasonably acceptable to us.

Other than underwriting discounts and commissions, we will pay all registration expenses in connection with a registration, including the expense of a single special counsel to the holders for each registration.

Equity Awards and Employment Agreements

We have granted stock options or restricted stock units to our executive officers and our directors. For a description of these equity awards, see “Item 11—Executive Compensation—Equity Compensation Plans—2013 Long-Term Incentive Plan—Initial Awards” and “—Director Compensation.”

We have entered into employment agreements with Edward C. Arditte, Nathalie Augustin, Aaron J. Fleishaker, Howard Glickberg, Kevin McDonnell, Brian Riesenburger, Peter Romano, Herbert Ruetsch, Larry Santoro and William Sanford.

Employment Arrangements With Immediate Family Members of Our Executive Officers and Directors

Larry Santoro, our Senior Vice President—Chief Administrative Officer, is the brother of Charles W. Santoro, our Executive Chairman. Mr. L. Santoro received total compensation (including bonus (including a bonus paid after the end of fiscal 2013) and perquisites) of $444,664 in respect of fiscal 2013.

Mr. Daniel Glickberg, formerly one of our vice presidents and a director, is the son of Howard Glickberg, our vice chairman of development and a director. Mr. Daniel Glickberg received total compensation (including a bonus paid after the end of fiscal 2013 and perquisites) aggregating $263,127 in respect of fiscal 2013. See “Item 11—Executive Compensation—Director Compensation.”

Ms. Randi Glickberg, one of our vice presidents, is the sister of Howard Glickberg, our vice chairman of development and a director. Ms. Randi Glickberg received total compensation (including a bonus paid after the end of fiscal 2013 and perquisites) aggregating $328,908 in respect of 2013.

During fiscal 2013, we employed a son and a daughter of Herbert Ruetsch, our chief executive officer, the daughter and mother of Howard Glickberg, our vice chairman of development, a brother of Brian Riesenburger, our senior vice president—store operations, and a son of Peter Romano, our vice president—produce. Mr. Ruetsch’s son and daughter received annual salary and perquisites of $91,746 and $21,080, respectively, in fiscal 2013. Mr. Glickberg’s daughter and mother received total compensation, consisting only of base salary, of $14,782 and $10,400, respectively, in fiscal 2013. Mr. Riesenburger’s brother received total compensation (including a bonus payable after the end of fiscal 2013 and perquisites) aggregating $234,305 in repect of fiscal 2013. Mr. Romano’s son received total compensation (including a bonus payable after the end of fiscal 2013 and perquisites) aggregating $159,758 in respect of fiscal 2013.

Transactions with Former Director, Executive Officer and 5% Stockholder

One of the Former Partners, Harold Seybert, who owned approximately 10% of the outstanding shares of series B preferred stock at March 31, 2013, served as a director and executive officer from January 2007 through April 2009. He received compensation of $92,308 in fiscal 2010. In addition, in connection with his ceasing to be an employee in April 2009, we agreed to pay him $1,670,000, which amount was paid in August 2012. This Former Partner is a one-third owner of the entities that lease to us the premises at which a portion of our Broadway store is located, the premises at which our Harlem store, Harlem bakery and Harlem warehouse are located and the premises at which the parking lot for our Harlem store is located lease, a one-sixth owner of the landlord for the premises where our Red Hook store is located and a one-sixth owner of the owner of a co-generation plant from which the Red Hook store purchases electricity, heated/chilled water, hot and cold potable water and sewer services, as more fully described above under “—Transactions with Howard Glickberg—Real Estate Leases.” Based on his ownership in these entities, this individual is entitled to the same amounts as Mr. Glickberg is entitled as set forth above.

Director Independence

Our board of directors has affirmatively determined that Messrs. Key and Suleman are independent directors under the rules of the NASDAQ Global Market.

Following our IPO, we have utilized the “controlled company” exemption from certain corporate governance requirements as mandated by the NASDAQ Global Market. As a result, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and we do not have a separate nominating committee. Further, we will not be required to have an annual performance evaluation of the compensation committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Global Market. Conflicts of interest may arise because some of our directors are representatives of our controlling stockholders. See “Item 1A—Risks Related to the Ownership of Our Class A Common Stock—We are controlled by investment funds managed by affiliates of Sterling Investment Partners, whose interests in our business may be different from yours.”

Messrs. Barr, Santoro and Selden, who are representatives of Sterling Investment Partners, serve on our board of directors. As discussed above, Sterling Investment Partners and entities controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Sterling Investment Partners, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction or (3) the transaction is otherwise fair to us. Under our amended and restated certificate of incorporation, representatives of Sterling Investment Partners are not required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacity as a director of ours.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Following our IPO, the policy of the Audit Committee is to review all engagement letters for accounting firms for non-audit services while allowing the Company to enter into the agreements, but to specifically pre-approve all services to be provided by the firm which performs the annual audit of the Company’s financial statements.

All of the audit-related, tax and all other services provided by Grant Thornton LLP to us in fiscal 2012 and 2013 leading up to our IPO were approved by our board of directors . All non-audit services provided in fiscal 2012 and 2013 leading up to our IPO were reviewed with the board of directors, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The following table summarizes the aggregate fees billed to us by Grant Thornton LLP for professional services rendered for fiscal 2012 and 2013:

	Fiscal 2012	Fiscal 2013
Audit Fees	$222,884	$2,811,047
Audit-Related Fees	—	—
Tax Fees	175,663	116,318
All Other Fees	—	—
Total	$398,547	$2,927,365

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered for (i) the audit of our consolidated financial statements, (ii) reviews of our unaudited interim financial statements and (iii) the filing of our Registration Statement on Form S-1 related to our initial public offering, including fees related to the issuance of comfort letters and consents.

Tax Fees

Consist of fees billed for professional services rendered for tax compliance and tax planning and advice. Tax compliance services included federal, state, and local tax return assistance and assistance with tax audits.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.                                      The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, April 1, 2012 and March 31, 2013

For the Fiscal Years Ended April 3, 2011, April 1, 2012 and March 31, 2013:

Consolidated Statements of Income

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Deficit

Consolidated Statements of Cash Flows

2.                                      Financial Statement Schedules:

All schedules are omitted since the required information is not present.

3.                                      Exhibits

Refer to the Exhibit Index incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ Herbert Ruetsch
	Name:	Herbert Ruetsch
	Title:	Chief Executive Officer

Date:	June 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 6, 2013.

Name

/s/ Herbert Ruetsch	Chief Executive Officer
Herbert Ruetsch	(Principal Executive Officer)

/s/ Edward C. Arditte	Chief Financial Officer
Edward C. Arditte	(Principal Financial Officer)

/s/ Linda M. Siluk	Vice President, Finance and
Linda M. Siluk	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Charles W. Santoro	Executive Chairman of the Board
Charles W. Santoro

/s/ Michael Barr	Director
Michael Barr

/s/ Howard Glickberg	Director
Howard Glickberg

/s/ Stephen L. Key	Director
Stephen L. Key

/s/ William Selden	Director
William Selden

/s/ Farid Suleman	Director
Farid Suleman

EXHIBIT INDEX

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1 dated April 12, 2013 in Commission File No. 333-184063).

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-1 dated April 12, 2013 in Commission File No. 333-184063).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).
4.2	Form of warrant issued March 26, 2009 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).
10.1

Credit Agreement, dated as of August 17, 2012, among Fairway Group Acquisition Company, as Borrower, Fairway Group Holdings Corp., the Lenders party thereto, and Credit Suisse AG, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.2

Subordinated Promissory Note, dated as of May 13, 2011, made by Fairway Group Acquisition Company in favor of Howard Glickberg (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.3

Subordination Agreement, dated as of May 13, 2011, among Howard Glickberg, Fairway Group Acquisition Company, all other Obligors (as defined therein); and Credit Suisse AG, as administrative agent and collateral agent for the lenders from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.4*

Fairway Group Holdings Corp. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.5*

Amended and Restated Employment Agreement, made as of December 29, 2011, by and between Fairway Group Holdings Corp. and Howard Glickberg (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.6*

Amended and Restated Junior Partner Employment Agreement, made as of January 1, 2011, by and between Fairway Group Holdings Corp. and Herb Ruetsch (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.7*

Amended and Restated Junior Partner Employment Agreement, made as of January 1, 2011, by and between Fairway Group Holdings Corp. and Brian (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.8*

Amended and Restated Employment Agreement, made as of September 15, 2011, by and between Fairway Group Holdings Corp. and Aaron J. Fleishaker (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.9*

Amended and Restated Junior Partner Employment Agreement, made as of January 1, 2011, by and between Fairway Group Holdings Corp. and Peter Romano (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.10*

Amended and Restated Employment Agreement, made as of March 28, 2013, by and between Fairway Group Holdings Corp. and Nathalie Augustin (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 dated April 12, 2013 in Commission File No. 333-184063).

10.11*	Amended and Restated Employment Agreement, made as of July 31, 2007, as amended, by and between Fairway Group Holdings Corp. and Kevin McDonnell (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).
10.12*

Employment Agreement, made as of March 28, 2013, by and between Fairway Group Holdings Corp. and William E. Sanford (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.13*

Employment Agreement, made as of January 18, 2007, by and between Fairway Group Holdings Corp. and Daniel Glickberg (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.14*

Employment Agreement, made as of March 28, 2013, by and between Fairway Group Holdings Corp. and Larry Santoro (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.15*

Employment Agreement, made as of March 28, 2013, by and between Fairway Group Holdings Corp. and Linda Siluk (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.16

Stockholders’ Agreement, dated as of January 18, 2007, by and among Fairway Group Holdings Corp. and the stockholders party thereto(incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 dated February 26, 2013 in Commission File No. 333-184063) .

10.17

Registration Rights Agreement, dated as of January 18, 2007, by and among Fairway Group Holdings Corp. and the stockholders party thereto (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.18†

Amended and Restated Management Agreement, dated as of October 25, 2010, by and among Sterling Investment Partners Advisers, LLC, Fairway Group Holdings Corp. and Fairway Group Acquisition Company (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063) .
10.20*

Fairway Group Holdings Corp. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.21*

Employment Agreement, made as of December 3, 2012, by and between Fairway Group Holdings Corp. and Edward C. Arditte (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.22

Credit Agreement, dated as of February 14, 2013, among Fairway Group Acquisition Company, as Borrower, Fairway Group Holdings Corp., the Lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 dated February 26, 2013 in Commission File No. 333-184063).

10.23

AMENDMENT NO. 1 dated as of May 3, 2013 (a) to the CREDIT AGREEMENT dated as of February 14, 2013 (the “Credit Agreement”), among FAIRWAY GROUP ACQUISITION COMPANY, a Delaware corporation (the “Borrower”), FAIRWAY GROUP HOLDINGS CORP., a Delaware corporation (“Holdings”), each lender from time to time party thereto (collectively, the “Lenders” and, individually, a “Lender”), and CREDIT SUISSE AG, as administrative agent and collateral agent (in such capacity, the “Administrative Agent”) and (b) to the GUARANTEE AND COLLATERAL AGREEMENT dated as of February 14, 2013 (the “Collateral Agreement”), among the Borrower, Holdings, certain of the Borrower’s subsidiaries party thereto and the Administrative Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 6, 2013).

10.24

Voting Agreement, dated as of March 28, 2013, among Fairway Group Holdings Corp., Daniel Glickberg and Sterling Investment Partners II, L.P. (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.25

Preferred Stock Exchange Agreement, dated as of April 1, 2013, by and between Fairway Group Holdings Corp. and each of the holders of preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 dated April 12, 2013 in Commission File No. 333-184063).

10.26*	Separation Agreement, dated as of March 28, 2013, between Fairway Group Holdings Corp. and Daniel

Glickberg (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 dated April 12, 2013 in Commission File No. 333-184063).
21.1

Subsidiaries of Fairway Group Holdings Corp. (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 dated February 26, 2013 in Commission File No. 333-184063).

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Denotes a management contract of compensatory plan.

†                                         Confidential treatment was granted for omitted portions.