Form 10-Q
period 2013-06-30
Fairway Group Holdings Corp
filed 2013-08-08
CIK 1555492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-35880

Fairway Group Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	74-1201087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2284 12th Avenue

New York, New York 10027

(646) 616-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 7, 2013, the registrant had 25,906,994 shares of Class A common stock and 15,470,720 shares of Class B common stock outstanding.

(1)  Registrant has only been subject to such filing requirements since April 16, 2013.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the thirteen weeks ended June 30, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

•                                          impairment of our goodwill; and

•                                          other factors discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties, and you should not rely upon forward-looking statements as predictions of future events.

We caution you that the important factors described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations may not be all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Fairway,” “Fairway Market,” “the Company,” “our business” and “our company” refer to Fairway Group Holdings Corp. and its consolidated subsidiaries as a combined entity.

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2013	June 30, 2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,723	$70,434
Accounts receivable, net	2,553	3,244
Merchandise inventories	24,759	25,606
Insurance claims receivable	5,184	1,235
Income tax receivable	817	696
Prepaid rent	3,146	4,250
Deferred financing fees	1,580	1,746
Prepaid expenses and other	5,604	4,896
Deferred income taxes	915	650
Total current assets	66,281	112,757
PROPERTY AND EQUIPMENT, NET	126,958	129,689
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	25,729	25,656
DEFERRED INCOME TAXES	3,781	1,722
OTHER ASSETS	20,340	19,655
Total assets	$338,501	$384,891
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	39,399	34,625
Accrued expenses and other	18,360	14,686
Total current liabilities	60,509	52,061
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	256,563	253,281
Other long-term liabilities	22,629	24,637
Total liabilities	339,701	329,979
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Series A Preferred Stock, $0.001 par value per share, 52,982 shares authorized at March 31, 2013 and 0 shares authorized at June 30, 2013 and 43,058 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at June 30, 2013 (inclusive of cumulative deemed dividends of $28,353 and $0 at March 31, 2013 and June 30, 2013, respectively)	84,328	—
Series B Preferred Stock, $0.001 par value per share, 64,018 shares authorized at March 31, 2013 and 0 shares authorized at June 30, 2013 and 64,016.98 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at June 30, 2013 (inclusive of cumulative deemed dividends of $85,899 and $0 at March 31, 2013 and June 30, 2013, respectively)	149,916	—
Total redeemable preferred stock	234,244	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.00001 par value per share, 150,000,000 shares authorized, 12,506,885 and 26,043,479 shares issued at March 31, 2013 and June 30, 2013, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000,000 shares authorized, 0 shares and 15,470,720 shares issued and outstanding at March 31, 2013 and June 30, 2013, respectively	—	15
Treasury stock at cost, 136,485 shares at March 31, 2013 and June 30, 2013	(1,500)	(1,500)
Additional paid-in capital	—	362,417
Accumulated deficit	(233,944)	(306,020)
Total stockholders’ (deficit) equity	(235,444)	54,912
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$338,501	$384,891

The accompanying notes are an integral part of these financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	July 1, 2012	June 30, 2013

Net sales	$154,683	$186,778

Cost of sales and occupancy costs (exclusive of depreciation and amortization)	103,996	125,378

Gross profit	50,687	61,400

Direct store expenses	34,484	44,132

General and administrative expenses	12,421	33,942

Store opening costs	5,774	2,986

Production center start-up costs	—	498

Loss from operations	(1,992)	(20,158)

Interest expense, net	(4,584)	(5,385)

Loss before income taxes	(6,576)	(25,543)

Income tax benefit (provision)	2,695	(2,403)

Net loss	(3,881)	(27,946)

Preferred stock dividends	6,682	44,130

Net loss attributable to common stockholders	$(10,563)	$(72,076)

Basic and diluted loss per common share	$(0.86)	$(2.11)

Weighted average common shares outstanding	12,309,976	34,198,047

The accompanying notes are an integral part of these financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	July 1, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,881)	$(27,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	(2,695)	2,324
Deferred rent	3,106	1,997
Depreciation and amortization of property and equipment	4,347	6,238
Amortization of intangibles	70	73
Amortization of discount on term loans and subordinated notes	96	775
Amortization of deferred financing fees	297	423
Amortization of prepaid rent	78	80
Non-cash stock compensation expense	26	2,055
Changes in operating assets and liabilities
Accounts receivable	(510)	(691)
Merchandise inventories	(2,410)	(847)
Insurance claims receivable	—	3,949
Prepaid expense and other	(3,734)	(440)
Other assets	(2,416)	681
Accounts payable	6,186	(4,774)
Accrued expenses and other	(524)	(3,664)
Net cash used in operating activities	(1,964)	(19,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,338)	(8,969)
Net cash used in investing activities	(16,338)	(8,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(500)	(688)
Proceeds from common shares issued in initial public offering, net of issuance costs	—	158,822
Dividends paid on preferred stock	—	(76,818)
Issuance costs from debt re-pricing	—	(3,869)
Net cash (used in) provided by financing activities	(500)	77,447
Net (decrease) increase in cash and cash equivalents	(18,802)	48,711
Cash and cash equivalents — beginning of period	30,172	21,723
Cash and cash equivalents — end of period	$11,370	$70,434
Cash paid during the period for
Interest	$4,287	$4,264
Income taxes	$32	$—

The accompanying notes are an integral part of these financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	REDEEMABLE PREFERRED STOCK					STOCKHOLDERS’ (DEFICIT) EQUITY
	Series A		Series B			Class A		Class B		Additional
	Preferred Stock		Preferred Stock			Common Stock		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2013	43,058	$84,328	64,016.98	$149,916	$234,244	12,506,885	$—	—	$—	$—	$(1,500)	$(233,944)	$(235,444)
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	2,055	—	—	2,055
Deemed dividends on preferred stock	—	440	—	863	1,303	—	—	—	—	—	—	(1,303)	(1,303)
Exchange of preferred stock for common stock upon consummation of IPO	(43,058)	(68,572)	(64,016.98)	(101,975)	(170,547)	—	—	15,504,296	16	170,531	—	—	170,547
Incremental dividend (paid in cash)	—	2,945	—	8,873	11,818	—	—	—	—	—	—	(11,818)	(11,818)
Incremental dividend (at IPO, share value)	—	—	—	—	—	—	—	—	—	31,009	—	(31,009)	—
Preferred stock dividend	—	(19,141)	—	(57,677)	(76,818)	—	—	—	—	—	—	—	—
New shares issued upon consummation of IPO	—	—	—	—	—	13,407,632	—	—	—	158,821	—	—	158,821
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	33,576	—	(33,576)	(1)	1	—	—	—
Exercise of warrants to purchase shares of common stock	—	—	—	—	—	95,386	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,946)	(27,946)

Balance at June 30, 2013	—	$—	—	$—	$—	26,043,479	$—	15,470,720	$15	$362,417	$(1,500)	$(306,020)	$54,912

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.   DESCRIPTION OF BUSINESS AND ORGANIZATION

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is controlled by investment funds managed by Sterling Investment Partners L.P. and affiliates (collectively, “Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates thirteen stores in the Greater New York metropolitan area, of which nine stores were open prior to the beginning of fiscal 2013, a store in Woodland Park, NJ (including an integrated Fairway Wine & Spirits location) which opened in June 2012, a store in Westbury, NY which opened in August 2012, a store in the Kips Bay neighborhood of Manhattan, NY which opened in December 2012 and a store in the Chelsea neighborhood of Manhattan, NY which opened in July 2013.  The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

On April 12, 2013, the Company amended and restated its certificate of incorporation to increase the number of shares the Company is authorized to issue to 150,000,000 shares of Class A common stock, 31,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The amendment and restatement of the certificate of incorporation implemented an internal recapitalization pursuant to which the Company effected a 118.58-for-one stock split on its outstanding common stock and reclassified its outstanding common stock into shares of Class A common stock. Accordingly, all common share and per share amounts in these financial statements and the notes thereto have been adjusted to reflect the 118.58-for-one stock split as though it had occurred at the beginning of the initial period presented.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, and do not include all of the information and footnotes required for complete financial statements in accordance with US GAAP pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

The accompanying unaudited consolidated financial statements as of June 30, 2013, and for the thirteen weeks ended July 1, 2012 and June 30, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks ended June 30, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 30, 2014.

Certain reclassifications have been made to the prior year amounts to conform to the current year’s presentation.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended March 31, 2013 that have had a material impact on our unaudited interim consolidated financial statements and related notes.

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the fiscal period.  Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the fiscal period plus the effect of any potential common shares that have been issued if these additional shares are dilutive.  For all periods presented, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

For the thirteen weeks ended July 1, 2012, there were 2,085,093 additional potentially dilutive shares of common stock, consisting of outstanding warrants to purchase 1,930,822 shares of Class A common stock and 154,271 shares of unvested restricted stock.  For the thirteen weeks ended June 30, 2013, there were 5,469,186 additional potentially dilutive shares of common stock, consisting of outstanding warrants to purchase 1,835,436 shares of Class A common stock, 134,495 shares of unvested restricted stock, 1,129,692 options to purchase shares of Class A common stock and unvested restricted stock units covering 2,369,563 shares of Class A common stock.

Prior to the consummation of the IPO and the exchange of the Company’s outstanding preferred stock for Class B common stock, common stockholders did not share in net income unless earnings exceeded the unpaid dividends on the preferred stock. Accordingly, in the thirteen weeks ended July 1, 2012 there were no earnings available for common stockholders because the Company reported a net loss for the period. If the Company had exchanged its outstanding preferred stock on April 1, 2012 for shares of Class B common stock on the same basis as it exchanged such shares in the IPO, the Company would have issued 11,670,489 shares of Class B common stock, and it would have had 23,980,465 weighted average common shares outstanding during the period, and the net loss per common share would have been $0.16.  See note 5 below.

4. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31, 2013	June 30, 2013
Credit facility, gross	$274,313	$273,625
Less unamortized discount	(15,000)	(17,594)
Credit facility, net	259,313	256,031
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$256,563	$253,281

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended
	July 1, 2012	June 30, 2013
Interest on senior credit facility	$3,980	$4,168
Interest on subordinated promissory note payable to related party	219	—
Amortization of original issue discount	96	775
Amortization of deferred financing fees	297	423
Other interest (income) expense, net	(8)	19
Total	$4,584	$5,385

2013 Senior Credit Facility

In February 2013, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “2013 Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit sub-facility (the “2013 Revolving Facility” and together with the 2013 Term Facility, the “2013 Senior Credit Facility”) with the 2013 Term Facility maturing in August 2018 and the 2013 Revolving Facility maturing in August 2017. The Company used the proceeds from the 2013 Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under the 2012 Senior Credit Facility and pay fees and expenses.  On May 3, 2013, the 2013 Senior Credit Facility was amended to, among other things, lower the interest rate margins and eliminate the interest coverage ratio financial covenant.

Borrowings under the 2013 Senior Credit Facility, as amended, bear interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.0% floor) plus 4.0% or (ii) an alternate base rate plus 3.0%. In addition, there is a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the 2013 Revolving Facility, calculated based on a 360-day year. Interest is payable quarterly in the case of base rate loans and on the maturity dates or every three months, whichever is shorter, in the case of adjusted LIBOR loans. The 4.0% and 3.0% margins will each be reduced by 50 basis points at any time when the Company’s corporate family rating from Moody’s Investor Services Inc. is B2 or higher and the Company’s corporate rating from Standard & Poors Rating Service is B or higher, in each case with a stable outlook, and as long as certain events of default have not occurred.  Prior to the May 2013 amendment, borrowings under the 2013 Senior Credit Facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 5.50% or (ii) an alternate base rate plus 4.50%.

All of the borrower’s obligations under the 2013 Senior Credit Facility, as amended,  are unconditionally guaranteed (the “Guarantees”) by Fairway Group Holdings Corp. and subsidiaries (other than the borrower and any future unrestricted subsidiaries as the Company may designate, at its discretion, from time to time) (the “Guarantors”). Additionally, the 2013 Senior Credit Facility and the Guarantees are secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, property and equipment, merchandise inventories, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

Mandatory prepayments under the 2013 Senior Credit Facility, as amended, are required with: (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of asset sales or other dispositions of property by the Company and certain of its subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions).

The 2013 Senior Credit Facility, as amended, contains negative covenants, including restrictions on: (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the Company by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by the Company; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. The Company is also required to comply with a financial covenant for maximum total leverage ratio.

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at June 30, 2013.

The 2013 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $800,000, to be amortized over the life of the loan on the effective interest method. These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

The Company reviewed the terms of the 2013 Senior Credit Facility and ascertained that the conditions have been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification of the Company’s 2012 senior credit facility.  As a result, (i) the unamortized original issue discount of approximately $11.8 million relating to the 2012 senior credit facility and (ii) debt placement fees of approximately $3.6 million in connection with the 2013 Senior Credit Facility are collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method.

The amendment of the 2013 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $500,000, to be amortized over the remaining life of the loan using the effective interest method.  Additionally, as a result of the accounting treatment applied to this amendment of debt modification, (i) the unamortized original issue discount of approximately $14.7 million relating to the 2013 Senior Credit Facility and (ii) debt placement fees of approximately $3.4 million in connection with the amendment, are collectively reflected as original issue discount, to be amortized over the life of the loan using the effective interest method.

At June 30, 2013, the Company had $21.3 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  At June 30, 2013, the Company had $18.7 million of letters of credit outstanding.

During the thirteen weeks ended July 1, 2012, the Company had in effect its 2011 senior credit facility, which consisted of a $200 million term loan and a $35 million revolving credit facility.  Borrowings under the 2011 senior credit facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6% or (ii) an alternate base rate plus 5%.

5. REDEEMABLE PREFERRED STOCK, COMMON STOCK AND WARRANTS

On April 12, 2013, the Company amended and restated its certificate of incorporation to increase the number of shares the Company is authorized to issue to 150,000,000 shares of Class A common stock, 31,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The amendment and restatement of the certificate of incorporation implemented an internal recapitalization pursuant to which the Company effected a 118.58-for-one stock split on its outstanding common stock and reclassified its outstanding common stock into shares of Class A common stock. The Class A common stock and Class B common stock have identical rights, except voting and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock.

On April 22, 2013, the Company completed its IPO of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). In connection with the IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

A summary of the Company’s capitalization upon closing of the IPO is as follows:

Common stock issued at March 31, 2013	12,506,885
Treasury stock	(136,485)
Exchange of preferred stock for shares of common stock in connection with the IPO	15,504,296
Sale of common stock by the Company through IPO	13,407,632
Exercise of warrants	95,386
Common stock issued and outstanding after IPO	41,377,714

The Company used a portion of the net proceeds from its IPO to repay $19.1 million of accrued but unpaid dividends on its Series A preferred stock and $57.7 million of accrued but unpaid dividends on its Series B preferred stock.  Because the Company and the preferred stockholders had entered into an agreement to exchange the preferred stock for a fixed number of shares of Class B common stock based on (i) an assumed IPO price of $11.00 per share, (ii) an assumption that $65.0 million of accrued dividends would be paid in cash with the proceeds of the IPO and (iii) the fact that the number of shares of Class B common stock to be issued in the exchange would not change if the Company decreased or increased the amount of accrued dividends that it paid in cash with the net proceeds of the offering, and because the IPO price was greater than $11.00 per share and the amount of dividends paid in cash with the proceeds of the offering increased, the Company recognized an incremental dividend of approximately $42.8 million, consisting of $11.8 million, representing the additional cash proceeds used to pay dividends, and $31.0 million, representing an amount equal to the number of shares of Class B common stock the Company issued multiplied by $2.00, the difference between the $13.00 IPO price and the $11.00 price the Company used to calculate the number of shares of Class B common stock to be issued by the Company in exchange for the preferred stock and accrued but unpaid dividends.

As of June 30, 2013 there were 1,835,436 warrants outstanding.

6.  SHARE-BASED COMPENSATION

We account for share-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $26,000 and $2.1 million for the thirteen weeks ended July 1, 2012 and June 30, 2013, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in Part III, Item 11 in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 under the caption “Equity Compensation Plans”. Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the thirteen weeks ended June 30, 2013 are summarized as follows:

2007 Equity Compensation Plan

As of June 30, 2013, there was $573,000 of unrecognized compensation expense related to the restricted stock compensation awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the thirteen weeks ended June 30, 2013 is summarized as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at March 31, 2013	145,971	$4.43
Vested	(11,476)	2.37
Outstanding unvested awards at June 30, 2013	134,495	3.86

2013 Long-Term Incentive Plan

Restricted Stock Units

As of June 30, 2013, there was $27.9 million of unrecognized compensation expense related to the restricted stock unit compensation awards granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the thirteen weeks ended June 30, 2013 is summarized as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at March 31, 2013	—	$—
Granted	2,389,505	13.32
Forfeited	(19,942)	13.00
Outstanding unvested awards at June 30, 2013	2,369,563	13.32

Stock Options

As of June 30, 2013, there was $4.6 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the thirteen weeks ended June 30, 2013 is as follows:

	Stock Options	Weighted Average exercise price	Weighted average remaining contractual life (years)
Balance at March 31, 2013	—	$—	—
Granted	1,135,772	14.11	10.0
Forfeited	(6,080)	13.00	9.9
Outstanding unvested awards at June 30, 2013	1,129,692	14.12	9.8

The aggregate intrinsic value of stock options outstanding as of June 30, 2013 was $11.4 million.  Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  No options were exercised during the thirteen weeks ended June 30, 2013 or exercisable as of June 30, 2013.

7. RELATED PARTY TRANSACTIONS

Operating Leases

The Company leases stores, a production bakery, and warehouses from entities which are 1/3 owned by an individual who is a Company director and executive officer. These leases expire on January 31, 2032.

The Company leases its Red Hook store from an entity which is 16.67% owned by an individual who is a director and executive officer of the Company.  This lease expires on October 31, 2016.

Utility Services

The Company obtains utility services from an entity which is 16.67% owned by an individual who is a Company director and executive officer.

Management Agreement

Prior to the Company’s IPO, pursuant to a management agreement, the Company paid Sterling Investment Partners Advisers, LLC, an affiliate of the Company’s controlling stockholders, an annual management advisory fee and fees in connection with certain debt and equity financings (other than the IPO).  The management agreement was terminated as part of IPO in exchange for a payment of $9.2 million.

8. INCOME TAXES

The Company’s effective tax rate for the thirteen weeks ended July 1, 2012 and June 30, 2013 was 41.0% and (9.6)%, respectively. The annual effective tax rate does not consider the effect of the IPO which occurred on April 22, 2013 and had no material effect on the Company’s effective tax rate.

The Company continues to provide a partial valuation allowance against its deferred tax assets. As a result, the Company did not record any income tax benefit related to the operating losses for the thirteen weeks ended June 30, 2013 but did recognize income tax expense related to indefinite-lived intangible assets.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to lease agreements which expire through 2039.  Rent under these agreements, except for certain lease years when the rent is determined by arbitration, increases annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%.  Lease agreements with non-related parties include various escalation clauses.

The aggregate minimum rental commitments under all operating leases, for which we have possession, as of June 30, 2013 are as follows for the fiscal years ending (in thousands):

March 30, 2014	$21,411
March 29, 2015	31,385
April 3, 2016	32,166
April 2, 2017	31,625
April 1, 2018	30,164
Thereafter	504,660
$651,411

Other Contingencies

The Company, from time to time, is and may be subject to legal proceedings and claims which arise in the ordinary course of its business.  The Company has not accrued any amounts in connection with these uncertainties as the Company has determined that losses from these uncertainties are not probable.  For all matters, including unasserted claims, where a loss is reasonably possible, the aggregate range of estimated losses is not material to the financial position, results of operations, liquidity or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen weeks ended June 30, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 30, 2014.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2013” refers to our fiscal year ended on March 31, 2013 and “fiscal 2014” refers to our fiscal year ending March 30, 2014.  In this section, we refer to the thirteen weeks ended July 1, 2012 as the “first quarter 2013” and we refer to the thirteen weeks ended June 30, 2013 as the “first quarter 2014.”

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

We operate 13 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits stores, including our store located in the Chelsea neighborhood of Manhattan that we opened on July 24, 2013. Seven of our food stores, which we refer to as “urban stores,” are located in New York City, and the remainder, which we refer to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut.

We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies, value positioning and efficient operating structure. Through our focused efforts on expanding our store base, enhancing our customers’ shopping experience and improving the value proposition we offer our customers, we have increased our net sales from $154.7 million in first quarter 2013 to $186.8 million in first quarter 2014, or 20.7%, and our Adjusted EBITDA from $11.3 million in first quarter 2013 to $12.7 million in first quarter 2014, or 11.8%. We had net losses of $3.9 million and $27.9 million in first quarter 2013 and first quarter 2014, respectively. For a discussion of Adjusted EBITDA and a reconciliation to Adjusted EBITDA from net loss, see “—How We Assess the Performance of Our Business—Adjusted EBITDA” below. While our net sales and Adjusted EBITDA have grown significantly, our comparable store sales have been impacted by sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers and by our price optimization initiative that we launched across our store network late in fiscal 2011. Our price optimization initiative has resulted in an increase in our gross margins.

Since Sterling acquired Fairway in January 2007, we have made significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives. We have upgraded our systems and enhanced our new store development and training processes. We have also developed a robust, proprietary daily reporting portal that enables us to effectively manage our growing number of new stores and have implemented initiatives to reduce shrink and improve labor productivity throughout our operations. We believe we can leverage these investments to improve our operating margins as we grow our store base. Since March 2009, we have opened nine food stores, three of which include Fairway Wines & Spirits locations. See “—How We Assess the Performance of Our Business—Central Services” below.

Outlook

We intend to continue our strong growth by expanding our store base in our existing and new markets, capitalizing on consumer trends and improving our operating margins. We opened an additional food store and integrated Fairway Wines & Spirits location in Woodland Park, New Jersey in June 2012, an additional food store in Westbury, New York in August 2012, an additional food store in Manhattan’s Kips Bay neighborhood in late December 2012 and an additional food store in Manhattan’s Chelsea neighborhood in July 2013, after the end of first quarter 2014. We reopened our Red Hook store, which was temporarily closed due to damage sustained during Hurricane Sandy, on March 1, 2013, and we expect to open an additional food store in Nanuet, New York in fall 2013. For the next several years beginning in fiscal 2015, we intend to grow our store base in the Greater New York City metropolitan area at a rate of three to four stores annually. Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

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

Infrastructure Investment

Our historical operating results reflect the impact of our ongoing investments in infrastructure to support our growth. Since Sterling acquired Fairway in January 2007, we have made significant investments in management, information technology systems, infrastructure, compliance and marketing. These investments include significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives.

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

Changes in Interest Expense

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness. In February 2013, we refinanced our $300 million credit facility with a new senior credit facility, consisting of $275 million of term debt and a revolving credit facility of $40 million, principally to lower the interest rate we were paying under our August 2012 senior credit facility. In May 2013 we amended our senior credit facility to lower the interest rate we pay, which we expect will reduce our annualized cash interest payments by approximately $4.8 million. We expect that the fees and expenses incurred in connection with the amendment will be paid back through reduced interest payments by the end of fiscal 2014. In March 2013, we repaid our outstanding $7.3 million subordinated promissory note to a related party.

Effect of Hurricane Sandy

Hurricane Sandy struck the Greater New York City Metropolitan area on October 29, 2012.  While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions for a variety of storm-related reasons including power outages and transportation issues.  Our Red Hook, Brooklyn, NY store sustained substantial damage from the hurricane and was closed until it reopened on March 1, 2013.

We have submitted claims to our insurers of approximately $20 million and have received payments under our policies of $14.3 million.  We had an insurance receivable of $1.2 million related to this claim as of June 30, 2013.  We are working closely with our insurers and expect to receive additional payments over the balance of this year.  Furthermore, following Hurricane Sandy we have seen systematic increases in the market rate for insurance and we expect our insurance premiums will increase.

How We Assess the Performance of Our Business

In assessing performance, we consider a variety of performance and financial measures, principally growth in net sales, gross profit and Adjusted EBITDA and Central Services as a percentage of net sales. The key measures that we use to evaluate the performance of our business are set forth below:

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

Growth in net sales attributable to the three new stores we opened in fiscal 2013 accounted for 93% of the total sales growth in the first quarter ended June 30, 2013.

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

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits for our store work force, supplies, store depreciation and store-specific advertising and marketing costs. Store-level labor costs are generally the largest component of our direct store expenses. Direct store expenses at our new stores are typically higher than at our more established stores during the first few quarters of operations. The components of our direct store expenses may not be identical to those of our competitors. As a result, data in this report regarding our direct store expenses may not be comparable to similar data made available by our competitors.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, advertising and marketing expenses (including pre-opening advertising and marketing costs), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. Since Sterling acquired Fairway in January 2007, we have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses include management fees paid to Sterling, which ceased upon consummation of our IPO in April 2013.

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

Store Opening Costs

Store opening costs include rent expense incurred during construction of new stores and costs related to new location openings, including costs associated with hiring and training personnel, supplies, the costs associated with our dedicated store opening team and other miscellaneous costs. Rent expense is recognized upon receiving possession of a store site, which generally ranges from three to six months before the opening of a store, although in some situations the possession period can exceed twelve months. Store opening costs vary among locations due to several key factors, including the length of time between possession date and the date on which the location opens for business along with the time designated as the training period for new staff for the store. Accordingly, we expect store opening costs to vary from period to period depending on the number of new stores opened in the period, whether such stores opened early or late in the period and whether new stores will open early in the following period. Store opening costs are expensed as incurred.

Income from Operations

Income from operations consists of gross profit minus direct store expenses, general and administrative expenses, store opening costs and production center start-up costs. Income from operations will vary from period to period based on a number of factors, including the number of stores open and the number of stores in the process of being opened in each period.

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

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, store opening costs (including pre-opening advertising costs), production center start-up costs, non-recurring expenses, equity compensation charges and management fees. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We ceased paying management fees upon consummation of our IPO. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

The use of Adjusted EBITDA has limitations as an analytical tool and you should not consider this performance measure in isolation from, or as an alternative to, US GAAP measures such as net income (loss). Adjusted EBITDA is not a measure of liquidity under US GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness; and (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net loss, the most directly comparable financial measure presented in accordance with US GAAP, set forth in the table below. All of the items included in the reconciliation from net loss to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Quarter Ended
(Dollars in thousands)	July 1, 2012	June 30, 2013
Net loss	$(3,881)	$(27,946)

Management agreement termination (a)	—	9,200
Contractual IPO bonuses	—	8,105
Other IPO related expenses	—	795
Sub-total IPO transaction expenses	—	18,100
Non-recurring items (b)	1,583	944
Management fees (c)	752	877
Interest expense, net (d)	4,584	5,385
Income tax (benefit) provision	(2,695)	2,403
Store depreciation and amortization	3,494	5,278
Corporate depreciation and amortization	1,001	1,113
Equity compensation charge	26	2,055
Store opening costs	5,774	2,986
Production center start-up costs	—	498
Pre-opening advertising costs	704	989
Adjusted EBITDA	$11,342	$12,682

(a)                                 Represents the fee paid, in connection with the IPO, to Sterling to terminate the management agreement.

(b)                                 In the quarter ended July 1, 2012, consists principally of pre-IPO related expenses.  In the quarter ended June 30, 2013, represents other non-recurring expenses.

(c)                                  Represents management fees paid to an affiliate of Sterling, including $0.7 million of prepaid fees expensed at the IPO date.

(d)                                 Includes amortization of deferred financing costs and original issue discount. See note 4 to our financial statements in Item 1 above.

Central Services

We have made significant investments in management, information technology systems, infrastructure, compliance and marketing.  These investments include significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives.  We believe that Central Services as a percentage of net sales is a useful performance measure and we use it to facilitate an evaluation of our infrastructure investment without distortions that may result from general and administrative expenses that do not directly relate to the operation of our business.  We define Central Services as general and administrative expenses less: depreciation and amortization related to general and administrative activities, management fees, transaction expenses, equity compensation and non-recurring items.  To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Central Services from general and administrative expenses, the most directly comparable financial measure presented in accordance with US GAAP.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Quarter Ended
(Dollars in thousands)	July 1, 2012		June 30, 2013
Net sales	$154,683	100.0%	$186,778	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	103,996	67.2	125,378	67.1
Gross profit	50,687	32.8	61,400	32.9
Direct store expenses	34,484	22.3	44,132	23.6
General and administrative expenses	12,421	8.0	33,942	18.2
Store opening costs	5,774	3.7	2,986	1.6
Production center start-up costs	—	—	498	0.3
Loss from operations	(1,992)	(1.3)	(20,158)	(10.8)
Interest expense, net	(4,584)	(3.0)	(5,385)	(2.9)
Loss before income taxes	(6,576)	(4.3)	(25,543)	(13.7)
Income tax benefit (provision)	2,695	1.7	(2,403)	(1.3)
Net loss	$(3,881)	(2.5)%	$(27,946)	(15.0)%

Quarter Ended June 30, 2013 Compared With Quarter Ended July 1, 2012

Net Sales

We had net sales of $186.8 million in the quarter ended June 30, 2013, an increase of $32.1 million, or 20.7%, from $154.7 million in the quarter ended July 1, 2012.  This increase was primarily attributable to $30.0 million of net sales from the three new stores we opened in fiscal 2013.  Net sales for the quarter ended July 1, 2012 include sales related to the Easter and Passover holidays; however, these holidays occurred prior to the beginning of the quarter ended June 30, 2013.

Comparable store sales increased 1.4% in the quarter ended June 30, 2013 compared to the quarter ended July 1, 2012.  Customer transactions in our comparable stores increased by 0.8% and the average transaction size at our comparable stores increased by 0.5%.

Gross Profit

Gross profit was $61.4 million for the quarter ended June 30, 2013, an increase of $10.7 million, or 21.1%, from $50.7 million for the quarter ended July 1, 2012.  Our gross margin increased 10 basis points to 32.9% for the quarter ended June 30, 2013 compared to 32.8% in the quarter ended July 1, 2012.  The increase in gross margin was primarily attributable to an improvement in merchandise gross margin partially offset by an increase in occupancy costs.  We continue to refine our price optimization initiative, which involves increases and decreases to prices on certain items, lower prices from certain vendors and the continuing benefit of our shrink management initiative launched in fiscal 2009.  We calculate gross profit as net sales less cost of sales and occupancy costs, which includes the cost of merchandise inventory sold during the year (net of discounts and allowances), distribution costs, food preparation costs (primarily labor), shipping and handling costs and store occupancy costs.

Direct Store Expenses

Direct store expenses were $44.1 million in the quarter ended June 30, 2013, an increase of $9.6 million, or 28.0%, from $34.5 million for the quarter ended July 1, 2012.  The increase in direct store expenses was primarily attributable to the three new stores that we opened in fiscal 2013. With more stores in operation during the quarter ended June 30, 2013, our store labor expenses increased $3.7 million and our other store operating expenses increased $4.2 million compared to the quarter ended July 1, 2012.  The portion of our depreciation expenses included in direct store expenses, which includes amortization of prepaid rent, increased $1.8 million or 51.0%, to

$5.3 million for the quarter ended June 30, 2013, compared to direct store depreciation expenses for the quarter ended July 1, 2012 of $3.5 million.  The increase in direct store depreciation expense for the quarter ended June 30, 2013 compared with the quarter ended July 1, 2012 is primarily attributable to the increase in the number of stores.

Direct store expenses, as a percentage of net sales, increased 130 basis points to 23.6% in the quarter ended June 30, 2013 from 22.3% for the quarter ended July 1, 2012, primarily due to higher store operating expenses at our three new locations, which is typical for new stores during the first few quarters of operations.

General and Administrative Expenses

General and administrative expenses were $33.9 million for the quarter ended June 30, 2013, an increase of $21.5 million, or 173.3%, from $12.4 million for the quarter ended July 1, 2012.  The increase in our general and administrative expenses was primarily attributable to expenses related to our IPO of $18.1 million, including $9.2 million to terminate the management agreement upon consummation of our IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of our IPO and $0.8 million of other IPO related expenses.  We also recorded $2.1 million of stock compensation expense related to restricted stock unit and stock option grants for the quarter ended June 30, 2013, an increase of $2.0 million over the same period for the prior year.  The remaining increase in general and administrative expenses is primarily due to the increase in Central Services as a result of our continued investments in management, information technology systems, infrastructure, compliance and marketing to support our continued growth strategy. The portion of depreciation and amortization included in general and administrative expenses was $1.1 million for the quarter ended June 30, 2013, an increase of $0.1 million, or 11.2%, from $1.0 million for the quarter ended July 1, 2012.  Excluding fees and expenses related to the IPO and stock compensation expense, general and administrative expenses were $13.8 million for the quarter ended June 30, 2013, an increase of $1.4 million, or 11.2%, from $12.4 million for the quarter ended July 1, 2012.

General and administrative expenses, as a percentage of net sales, increased to 18.2% for the quarter ended June 30, 2013, from 8.0% for the quarter ended July 1, 2012.  Excluding fees and expenses related to our IPO of $18.1 million and stock compensation expense in connection with the 2013 Long-Term Incentive Plan of $2.1 million, general and administrative expenses, as a percentage of sales, decreased to 7.4% for the quarter ended June 30, 2013 from 8.0% for the quarter ended July 1, 2012.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Quarter Ended
	July 1, 2012		June 30, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
General and administrative expenses	$12,421	8.0%	$33,942	18.2%
Management agreement termination	—	—	(9,200)	(4.9)
Contractual IPO bonuses	—	—	(8,105)	(4.3)
Other IPO related expenses	—	—	(795)	(0.4)
Sub-total IPO transaction costs	—	—	(18,100)	(9.7)
Management fees	(752)	(0.5)	(877)	(0.5)
Non-recurring items	(1,583)	(1.0)	(944)	(0.5)
Corporate depreciation and amortization	(1,001)	(0.6)	(1,113)	(0.6)
Equity compensation charge	(26)	—	(2,055)	(1.1)
Pre-opening advertising costs	(704)	(0.5)	(989)	(0.5)
Central services	$8,355	5.4%	$9,864	5.3%

Store Opening Costs

Store opening costs were $3.0 million for the quarter ended June 30, 2013, a decrease of $2.8 million from $5.8 million for the quarter ended July 1, 2012.  Store opening costs for the quarter ended June 30, 2013 include approximately $2.9 million related to the store that opened in the Chelsea neighborhood of Manhattan on July 24, 2013 (several weeks later than the original target date), and $0.1 million for the store that is scheduled to open in the fall of 2013 in Nanuet, NY.  Store opening costs for the quarter ended July 1, 2012 primarily consisted of $4.4 million for the store (including the integrated Fairway Wine & Spirits location) that we opened in Woodland Park, New Jersey in June 2012 and $1.4 million for the Westbury, Long Island store we opened in August 2012.  Approximately $0.7 million and $0.6 million of store opening costs for the quarter ended June 30, 2013 and for the quarter ended July 1, 2012, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

These costs were $0.5 million for the new production center in the Hunts Point area of the Bronx for the quarter ended June 30, 2013 compared to $0.0 in the quarter ended July 1, 2012. Approximately $0.1 million of these costs did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the quarter ended June 30, 2013, our operating loss was $20.2 million, an increase of $18.2 million from a loss of $2.0 million for the quarter ended July 1, 2012.  The increase in the loss from operations was primarily attributable to non-recurring expenses and fees incurred in connection with our IPO, stock compensation expense and an increase in direct store expenses, partially offset by increased gross profit and a decrease in store opening costs.

Interest Expense

Interest expense increased 17.5%, or $0.8 million, to $5.4 million for the quarter ended June 30, 2013, from $4.6 million for the quarter ended July 1, 2012, primarily due to an increase in the amortization of deferred financing fees and original issue discount of approximately $0.8 million and an increase in average borrowings related to the senior credit facility entered into in February 2013, partially offset by lower interest rates resulting from the February 2013 senior credit facility, the subsequent May 2013 amendment to the existing senior credit facility and the retirement of a subordinated promissory note of approximately $7.3million.  The cash portion of interest expense for each of the quarters ended June 30, 2013 and July 1, 2012 was $4.2 million.

Income Taxes

We recorded an income tax provision of $2.4 million in the quarter ended June 30, 2013 compared to a benefit of $2.7 million in the quarter ended July 1, 2012.  This $5.1 million change in provision is primarily related to the fact that during the quarter ended June 30, 2013, we did not record any income tax benefit related to the operating losses and recognized income tax expense related to indefinite-lived intangible assets while in the quarter ended July 1, 2012 we recorded the income tax benefit of the operating losses.

Net Loss

Our net loss was $27.9 million for the quarter ended June 30, 2013, an increase of $24.1 million from a net loss of $3.9 million for the quarter ended July 1, 2012. The increase in net loss was primarily attributable to expenses and fees related to our IPO, stock compensation expense, an increase in our income tax provision and an increase in direct store expenses, partially offset by increased gross profit and a decrease in store opening costs.

Our adjusted net loss was $2.4 million for the quarter ended June 30, 2013, a decrease of $1.5 million, or 38.1% from the quarter ended July 1, 2012. We define adjusted net loss as net loss plus any non-recurring expenses and any other non-cash charges which we believe may distort period to period comparison. The following table sets forth a reconciliation to adjusted net loss from net loss:

	Quarter Ended
	July 1, 2012		June 30, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
Net loss	$(3,881)	(2.5)%	$(27,946)	(15.0)%
Management agreement termination	—	—	9,200	4.9
Contractual IPO bonuses	—	—	8,105	4.3
Other IPO related expenses	—	—	795	0.4
Sub-total IPO transaction expenses	—	—	18,100	9.7
Management fees	752	0.5	877	0.5
Non-recurring items	1,583	1.0	944	0.5
Non-cash interest	393	0.3	1,198	0.6
Equity compensation charge	26	—	2,055	1.1
Income tax (benefit) provision	(2,695)	(1.7)	2,403	1.3
Adjusted net loss	$(3,822)	(2.5)%	$(2,369)	(1.3)%

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations, proceeds from our IPO and borrowings under our senior credit facility. Our primary uses of cash are purchases of merchandise inventories, operating expenses, capital expenditures, primarily for opening new stores and infrastructure, and debt service. We believe that our cash on hand and the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of our debt. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At June 30, 2013, we had $70.4 million in cash and cash equivalents and $21.3 million in borrowing availability pursuant to our senior credit facility. We were in compliance with all debt covenants under our senior credit facility as of June 30, 2013. Our senior credit facility is discussed below under “—Senior Credit Facility”.

We believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans; however, if we are able to secure additional financing at favorable terms we may choose to do so to provide more flexibility for future growth opportunities.

A summary of our operating, investing and financing activities are shown in the following table:

	Quarter Ended
	July 1, 2012	June 30, 2013
	(Dollars in thousands)
Net cash used in operating activities	$(1,964)	$(19,767)
Net cash used in investing activities	(16,338)	(8,969)
Net cash (used in) provided by financing activities	(500)	77,447
Net (decrease) increase in cash and cash equivalents	$(18,802)	$48,711

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and changes in deferred income taxes and the effect of working capital changes.

We used cash in operating activities of $2.0 million and $19.8 million during the quarter ended July 1, 2012 and June 30, 2013, respectively.  The increase in cash used is primarily related to the non-recurring costs of $17.8 million associated with our IPO and increased working capital needs related to new store openings, including Red Hook, partially offset by $3.8 million of insurance proceeds.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $16.3 million in the quarter ended July 1, 2012, of which $8.8 million was in connection with the one store (which included an integrated Fairway Wines & Spirits location) we opened in the period and $5.7 million was in connection with the two stores we opened later in calendar 2012.  The remaining approximately $1.8 million of capital expenditures in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $9.0 million in the quarter ended June 30, 2013, of which $5.6 million was in connection with the store we opened in July 2013 and $0.1 million was in connection with the store we expect to open in fall 2013 and our new production facility.  The remaining approximately $3.3 million of capital expenditures includes $0.7 million related to re-opening Red Hook, $0.6 million related to the opening of our Kips Bay store and the remaining $2.0 million was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $45 million to $50 million on capital expenditures during the fiscal year ending March 30, 2014, primarily related to the new store we opened in July 2013, the new store we plan to open in calendar 2013 and our new central production facility.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Quarter Ended
	July 1, 2012	June 30, 2013
	(Dollars in thousands)
Payments on long-term debt	(500)	(688)
Proceeds from issuance of common stock, net of issuance costs	—	158,822
Dividends paid on preferred stock	—	(76,818)
Issuance costs for debt re-pricing	—	(3,869)
Net cash (used in) provided by financing activities	$(500)	$77,447

Net cash used in financing activities during the quarter ended July 1, 2012 was $500,000, representing principal repayments on our outstanding debt.  Net cash provided by financing activities during the quarter ended June 30, 2013 was $77.4 million, consisting principally of $158.8 million of net proceeds received from our IPO offset by the $76.8 million cash dividend payment on our preferred stock made with the proceeds of such offering and $3.9 million of costs related to our debt re-pricing.

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters’ exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual IPO bonuses to certain members of our management totaling approximately $8.1 million. We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes. During the quarter ended June 30, 2013, we used approximately $7.7 million of the proceeds for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $1.3 million of the proceeds in connection with capital expenditures in our other stores and approximately $0.4 million of the proceeds in connection with start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

Borrowings under the Credit Facility, as amended, bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.0% floor) plus 4.0% or (ii) an alternate base rate plus 3.0%. The 4.0% and 3.0% margins will each be reduced by 50 basis points at any time when our public corporate family rating from Moody’s Investor Services Inc. is B2 or higher and our public corporate rating from Standard & Poors rating service is B or higher, in each case with a stable outlook, and as long as certain events of default have not occurred. In addition, there is a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the Revolving Facility, calculated based on a 360-day year. Interest is payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever is shorter, in the case of adjusted LIBOR loans.

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

The Credit Facility also contains customary negative covenants, including restrictions on (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by us; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. We are also required to comply with a maximum total leverage ratio financial covenant.

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

The foregoing is a brief summary of the material terms of the Credit Facility, and is qualified in its entirety by reference to the Credit Facility filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with US GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: merchandise inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes and stock-based compensation.  For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, except that the interest rate cap agreement that we had entered into with respect to our prior senior credit facility covering $120 million notional amount of the term loan expired on July 19, 2013.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From April 16, 2013 through June 30, 2013, we granted to our officers, directors, employees and consultants an aggregate of 2,389,505 restricted stock units to be settled in shares of our Class A common stock and options to purchase an aggregate of 1,135,772 shares of Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes, and during the thirteen weeks ended June 30, 2013, we used approximately $7.7 million of the proceeds in connection with the opening of our new store in the Chelsea neighborhood of Manhattan in July 2013, approximately $1.3 million of the proceeds in connection with capital expenditures for our other stores and approximately $0.4 million of the proceeds in connection with start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 33 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ Herbert Ruetsch
Herbert Ruetsch
Chief Executive Officer

Date: August 8, 2013

By:	/s/ Edward C. Arditte
Edward C. Arditte
Executive Vice President—Chief Financial Officer

Date: August 8, 2013

By:	/s/ Linda M. Siluk
Linda M. Siluk
Vice President—Finance & Chief Accounting Officer

Date: August 8, 2013

Exhibit Index

Exhibit Number		Description
31.1		Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#		Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#		Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

* Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.