Form 10-Q
period 2013-09-29
Fairway Group Holdings Corp
filed 2013-11-07
CIK 1555492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-35880

Fairway Group Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	74-1201087
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2284 12th Avenue

New York, New York 10027

(646) 616-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

As of October 31, 2013, the registrant had 25,970,126 shares of Class A common stock and 15,420,819 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the thirteen and twenty-six weeks ended September 29, 2013

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

•                                          increases in commodity prices;

•                                          severe weather and other natural disasters in areas in which we have stores, warehouses and/or production facilities;

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2013	September 29, 2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,723	$58,802
Accounts receivable, net	2,553	5,200
Merchandise inventories	24,759	25,601
Insurance claims receivable	5,184	1,300
Income tax receivable	817	661
Prepaid rent	3,146	3,562
Deferred financing fees	1,580	1,743
Prepaid expenses and other	5,604	4,187
Deferred income taxes	915	443
Total current assets	66,281	101,499
PROPERTY AND EQUIPMENT, NET	126,958	140,767
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	25,729	25,582
DEFERRED INCOME TAXES	3,781	1,162
OTHER ASSETS	20,340	19,311
Total assets	$338,501	$383,733
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	39,399	39,951
Accrued expenses and other	18,360	15,440
Total current liabilities	60,509	58,141
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	256,563	253,423
Other long-term liabilities	22,629	26,712
Total liabilities	339,701	338,276
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Series A Preferred Stock, $0.001 par value per share, 52,982 shares authorized at March 31, 2013 and 0 shares authorized at September 29, 2013 and 43,058 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at September 29, 2013 (inclusive of cumulative deemed dividends of $28,353 and $0 at March 31, 2013 and September 29, 2013, respectively)	84,328	—
Series B Preferred Stock, $0.001 par value per share, 64,018 shares authorized at March 31, 2013 and 0 shares authorized at September 29, 2013 and 64,016.98 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at September 29, 2013 (inclusive of cumulative deemed dividends of $85,899 and $0 at March 31, 2013 and September 29, 2013, respectively)	149,916	—
Total redeemable preferred stock	234,244	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.00001 par value per share, 150,000,000 shares authorized, 12,506,885 and 26,043,479 shares issued at March 31, 2013 and September 29, 2013, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000,000 shares authorized, 0 shares and 15,470,720 shares issued and outstanding at March 31, 2013 and September 29, 2013, respectively	—	15
Treasury stock at cost, 136,485 shares and 132,858 shares at March 31, 2013 and September 29, 2013, respectively	(1,500)	(1,460)
Additional paid-in capital	—	365,146
Accumulated deficit	(233,944)	(318,244)
Total stockholders’ (deficit) equity	(235,444)	45,457
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$338,501	$383,733

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013

Net sales	$160,510	$183,215	$315,193	$369,993

Cost of sales and occupancy costs (exclusive of depreciation and amortization)	108,631	123,845	212,627	249,223

Gross profit	51,879	59,370	102,566	120,770

Direct store expenses	38,504	45,470	72,988	89,602

General and administrative expenses	15,773	15,067	28,194	49,009

Store opening costs	5,530	3,911	11,304	6,897

Production center start-up costs	—	1,343	—	1,841

Loss from operations	(7,928)	(6,421)	(9,920)	(26,579)

Interest expense, net	(5,785)	(4,999)	(10,369)	(10,384)

Loss before income taxes	(13,713)	(11,420)	(20,289)	(36,963)

Income tax benefit (provision)	5,886	(804)	8,581	(3,207)

Net loss	(7,827)	(12,224)	(11,708)	(40,170)

Preferred stock dividends	8,064	—	14,746	44,130

Net loss attributable to common stockholders	$(15,891)	$(12,224)	$(26,454)	$(84,300)

Basic and diluted loss per common share	$(1.29)	$(0.30)	$(2.15)	$(2.23)

Weighted average common shares outstanding	12,331,157	41,248,805	12,320,567	37,723,426

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 30, 2012	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,708)	$(40,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	(8,677)	3,091
Deferred rent	4,411	3,979
Depreciation and amortization of property and equipment	9,830	12,656
Amortization of intangibles	141	147
Amortization of discount on term loans and subordinated notes	409	1,606
Amortization of deferred financing fees	624	860
Amortization of prepaid rent	159	159
Non-cash stock compensation expense	28	4,824
Changes in operating assets and liabilities
Accounts receivable	(1,211)	(2,647)
Merchandise inventories	(3,005)	(842)
Insurance claims receivable	—	3,884
Prepaid expense and other	(3,266)	994
Other assets	(2,132)	507
Accounts payable	7,010	552
Accrued expenses and other	1,902	(2,925)
Other long-term liabilities	203	109
Net cash used in operating activities	(5,282)	(13,216)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,363)	(26,465)
Net cash used in investing activities	(31,363)	(26,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	256,225	—
Payments on long-term debt	(208,125)	(1,375)
Proceeds from common shares issued in initial public offering, net of issuance costs	—	158,821
Cash dividends paid on preferred stock	—	(76,818)
Issuance costs from debt re-pricing	—	(3,868)
Net cash provided by financing activities	48,100	76,760
Net increase in cash and cash equivalents	11,455	37,079
Cash and cash equivalents — beginning of period	30,172	21,723
Cash and cash equivalents — end of period	$41,627	$58,802
Cash paid during the period for
Interest	$7,140	$7,722
Income taxes	$135	$2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	REDEEMABLE PREFERRED STOCK					STOCKHOLDERS’ (DEFICIT) EQUITY
	Series A Preferred Stock		Series B Preferred Stock			Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2013	43,058	$84,328	64,016.98	$149,916	$234,244	12,506,885	$—	—	$—	$—	$(1,500)	$(233,944)	$(235,444)
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	4,824	—	—	4,824
Deemed dividends on preferred stock	—	440	—	863	1,303	—	—	—	—	—	—	(1,303)	(1,303)
Exchange of preferred stock for common stock upon consummation of IPO	(43,058)	(68,572)	(64,016.98)	(101,975)	(170,547)	—	—	15,504,296	16	170,531	—	—	170,547
Incremental dividend (paid in cash)	—	2,945	—	8,873	11,818	—	—	—	—	—	—	(11,818)	(11,818)
Incremental dividend (at IPO share value)	—	—	—	—	—	—	—	—	—	31,009	—	(31,009)	—
Preferred stock dividend	—	(19,141)	—	(57,677)	(76,818)	—	—	—	—	—	—	—	—
New shares issued upon consummation of IPO	—	—	—	—	—	13,407,632	—	—	—	158,821	—	—	158,821
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	33,576	—	(33,576)	(1)	1	—	—	—
Exercise of warrants to purchase shares of common stock	—	—	—	—	—	95,386	—	—	—	—	—	—	—
Exercise of warrants to purchase shares of common stock (3,627 from Treasury Shares)	—	—	—	—	—	—	—	—	—	(40)	40	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(40,170)	(40,170)
Balance at September 29, 2013	—	$—	—	$—	$—	26,043,479	$—	15,470,720	$15	$365,146	$(1,460)	$(318,244)	$45,457

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.   DESCRIPTION OF BUSINESS AND ORGANIZATION

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is controlled by investment funds managed by Sterling Investment Partners L.P. and affiliates (collectively, “Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fourteen stores in the Greater New York metropolitan area, of which nine stores were open prior to the beginning of fiscal 2013, a store in Woodland Park, NJ (including an integrated Fairway Wine & Spirits location) which opened in late June 2012, a store in Westbury, NY which opened in August 2012, a store in the Kips Bay neighborhood of Manhattan, NY which opened in late December 2012, a store in the Chelsea neighborhood of Manhattan, NY which opened in late July 2013 and a store in Nanuet, NY which opened in mid-October 2013.  The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, and do not include all of the information and footnotes required for complete financial statements in accordance with US GAAP pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

The accompanying unaudited consolidated financial statements as of September 29, 2013, and for the thirteen and twenty-six weeks ended September 30, 2012 and September 29, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and twenty-six weeks ended September 29, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 30, 2014.

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

For the thirteen and twenty-six weeks ended September 30, 2012, there were 2,085,093 additional potentially dilutive shares of common stock, consisting of outstanding warrants to purchase 1,930,822 shares of Class A common stock and 154,271 shares of unvested restricted stock.  For the thirteen and twenty-six weeks ended September 29, 2013, there were 5,504,209 additional potentially dilutive shares of common stock, consisting of outstanding warrants to purchase 1,831,809 shares of Class A common stock, 119,383 shares of unvested restricted stock, 1,154,691 options to purchase shares of Class A common stock and unvested restricted stock units covering 2,398,326 shares of Class A common stock.

Prior to the consummation of the IPO and the exchange of the Company’s outstanding preferred stock for Class B common stock, common stockholders did not share in net income unless earnings exceeded the unpaid dividends on the preferred stock. Accordingly, in the thirteen and twenty-six weeks ended September 30, 2012 there were no earnings available for common stockholders because the Company reported a net loss for the period. If the Company had exchanged its outstanding preferred stock on the first day of the thirteen and twenty-six week period ended September 30, 2012, for shares of Class B common stock on the same basis as it exchanged such shares in the IPO, the Company would have issued 12,294,570 and 11,982,529 shares of Class B common stock for the thirteen and twenty-six weeks ended September 30, 2012, respectively, and it would have had 24,625,727 and 24,303,096 weighted average common shares outstanding during the thirteen and twenty-six weeks ended September 30, 2012, respectively, and the net loss per common share would have been $0.32 and $0.48  for the thirteen and twenty-six weeks ended September 30, 2012, respectively.  See note 5 below.

4. LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31, 2013	September 29, 2013
Credit facility, gross	$274,313	$272,938
Less unamortized discount	(15,000)	(16,765)
Credit facility, net	259,313	256,173
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$256,563	$253,423

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Interest on senior credit facility	$4,900	$3,725	$8,880	$7,893
Interest on subordinated promissory note payable to related party	219	—	439	—
Amortization of original issue discount	313	830	409	1,606
Amortization of deferred financing fees	329	437	624	860
Other interest expense, net	24	7	17	25
Total	$5,785	$4,999	$10,369	$10,384

2013 Senior Credit Facility

In February 2013, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “2013 Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit sub-facility (the “2013 Revolving Facility” and together with the 2013 Term Facility, the “2013 Senior Credit Facility”) with the 2013 Term Facility maturing in August 2018 and the 2013 Revolving Facility maturing in August 2017. The Company used the proceeds from the 2013 Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under its 2012 senior credit facility and pay fees and expenses.  On May 3, 2013, the 2013 Senior Credit Facility was amended to, among other things, lower the interest rate margins and eliminate the interest coverage ratio financial covenant.

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

All of the borrower’s obligations under the 2013 Senior Credit Facility, as amended, are unconditionally guaranteed (the “Guarantees”) by the Company (other than the borrower and any future unrestricted subsidiaries as the Company may designate, at its discretion, from time to time) (the “Guarantors”). Additionally, the 2013 Senior Credit Facility and the Guarantees are secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, property and equipment, merchandise inventories, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at September 29, 2013.

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

The amendment of the 2013 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $500,000, to be amortized over the remaining life of the loan using the effective interest method.  Additionally, as a result of the accounting treatment applied to this amendment, (i) the unamortized original issue discount of approximately $14.7 million relating to the 2013 Senior Credit Facility and (ii) debt placement fees of approximately $3.4 million in connection with the amendment, are collectively reflected as original issue discount, to be amortized over the life of the loan using the effective interest method.

At September 29, 2013, the Company had $18.4 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  At September 29, 2013, the Company had $21.6 million of letters of credit outstanding.

For the portion of the thirteen and twenty-six week periods ended September 30, 2012 ending August 17, 2012, the Company had in effect its 2011 senior credit facility, which consisted of a $200 million term loan and a $35 million revolving credit facility.  Borrowings under the 2011 senior credit facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6% or (ii) an alternate base rate plus 5%.

For the portion of the thirteen and twenty-six week periods ended September 30, 2012 subsequent to August 17, 2012, the Company had in effect its 2012 senior credit facility, which consisted of a $260 million term loan and a $40 million revolving credit facility.  Borrowings under the 2012 senior credit facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6.75% or (ii) an alternate base rate plus 5.75%.

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

As of September 29, 2013 there were 1,831,809 warrants outstanding.

Warrants at March 31, 2013	1,930,822
Exercised during the 13 weeks ended June 30, 2013	95,386
Exercised during the 13 weeks ended September 29, 2013	3,627
Warrants at September 29, 2013	1,831,809

6.  SHARE-BASED COMPENSATION

We account for share-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $2,000 and $2.8 million for the thirteen weeks ended September 30, 2012 and September 29, 2013, respectively, and $28,000 and $4.8 million for the twenty-six weeks ended September 30, 2012 and September 29, 2013, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in Part III, Item 11 in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 under the caption “Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the twenty-six weeks ended September 29, 2013 are summarized as follows:

2007 Equity Compensation Plan

As of September 29, 2013, there was $508,000 of unrecognized compensation expense related to the restricted stock compensation awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the twenty-six weeks ended September 29, 2013 is summarized as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at March 31, 2013	145,971	$4.43
Vested	(26,588)	6.38
Outstanding unvested awards at September 29, 2013	119,383	4.00

2013 Long-Term Incentive Plan

Restricted Stock Units

As of September 29, 2013, there was $27.1 million of unrecognized compensation expense related to the restricted stock unit compensation awards granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the twenty-six weeks ended September 29, 2013 is summarized as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at March 31, 2013	—	$—
Granted	2,434,562	13.52
Forfeited	(36,236)	13.00
Outstanding unvested awards at September 29, 2013	2,398,326	13.53

Stock Options

As of September 29, 2013, there was $4.5 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the twenty-six weeks ended September 29, 2013 is as follows:

	Stock Options	Weighted Average exercise price	Weighted average remaining contractual life (years)
Balance at March 31, 2013	—	$—	—
Granted	1,160,771	14.35	10.0
Forfeited	(6,080)	13.00	9.9
Outstanding unvested awards at September 29, 2013	1,154,691	14.35	9.6

The aggregate intrinsic value of stock options outstanding as of September 29, 2013 was $12.4 million.  Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  No options were exercised during the twenty-six weeks ended September 29, 2013 or exercisable as of September 29, 2013.

7. RELATED PARTY TRANSACTIONS

Operating Leases

The Company leases stores, a production bakery, and warehouses from entities which are 1/3 owned by an individual who is a director and executive officer of the Company. These leases expire on January 31, 2032.

The Company leases its Red Hook store from an entity which is 16.67% owned by an individual who is a director and executive officer of the Company.  This lease expires on October 31, 2016.

Utility Services

The Company obtains utility services from an entity which is 16.67% owned by an individual who is a Company director and executive officer.

Management Agreement

Prior to the Company’s IPO, pursuant to a management agreement, the Company paid Sterling Investment Partners Advisers, LLC, an affiliate of the Company’s controlling stockholders, an annual management advisory fee and fees in connection with certain debt and equity financings (other than the IPO).  The management agreement was terminated as part of the IPO in exchange for a payment of $9.2 million.

8. INCOME TAXES

The Company’s effective tax rate for the thirteen weeks ended September 30, 2012 and September 29, 2013 was 42.9% and (7.0)%, respectively.  The Company’s effective tax rate for the twenty-six weeks ended September 30, 2012 and September 29, 2013 was 42.3% and (8.7)%, respectively.  The annual effective tax rate does not consider the effect of the IPO which occurred on April 22, 2013 and had no material effect on the Company’s effective tax rate.

The Company continues to provide a partial valuation allowance against its deferred tax assets. As a result, the Company did not record any income tax benefit related to the operating losses for the thirteen and twenty-six weeks ended September 29, 2013 but did recognize income tax expense related to indefinite-lived intangible assets.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to lease agreements which expire through 2039.  Rent under lease agreements with related parties, except for certain lease years when the rent is determined by arbitration, increases annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%.  Lease agreements with non-related parties include various escalation clauses.

The aggregate minimum rental commitments under all operating leases, for which we have possession, as of September 29, 2013 are as follows for the fiscal years ending (in thousands):

March 30, 2014	$14,689
March 29, 2015	31,385
April 3, 2016	32,166
April 2, 2017	31,625
April 1, 2018	30,164
Thereafter	504,660
$644,689

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen and twenty-six  weeks ended September 29, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 30, 2014.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2013” refers to our fiscal year ended on March 31, 2013 and “fiscal 2014” refers to our fiscal year ending March 30, 2014.  In this section, we refer to the thirteen weeks ended September 30, 2012 as the “second quarter 2013” and we refer to the thirteen weeks ended September 29, 2013 as the “second quarter 2014” and we refer to the twenty-six weeks ended September 30, 2012 as “first half 2013” and we refer to the twenty-six weeks ended September 29, 2013 as “first half 2014”

Overview

Fairway Market is a high-growth food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, an approximately $30 billion food retail market that is the largest in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural / specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 14 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits stores, including our store located in the Chelsea neighborhood of Manhattan that we opened on July 24, 2013 and the store in Nanuet, NY which opened on October 10, 2013. Seven of our food stores, which we refer to as “urban stores,” are located in New York City, and the remainder, which we refer to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut.  We expect to open a new store in Lake Grove in Suffolk County, Long Island, NY in Spring 2014, a new store in the TriBeCa neighborhood of Manhattan in the Fall of calendar 2014 and a new store in the Hudson Yards neighborhood in west midtown Manhattan in Spring 2015.

We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies, value positioning and efficient operating structure. Through our focused efforts on expanding our store base, enhancing our customers’ shopping experience and improving the value proposition we offer our customers, we have increased our net sales from $160.5 million in second quarter 2013 to $183.2 million in second quarter 2014, or 14.1% and from $315.2 million in first half 2013 to $370.0 million in first half 2014, or 17.4%, and our Adjusted EBITDA from $10.1 million in second quarter 2013 to $10.6 million in second quarter 2014, or 4.7%, and from $21.5 million in first half 2013 to $23.3 million in first half 2014, or 8.4%. We had net losses of $7.8 million and $12.2 million in second quarter 2013 and second quarter 2014, respectively, and $11.7 million and $40.2 million in first half 2013 and first half 2014, respectively. For a discussion of Adjusted EBITDA and a reconciliation to Adjusted EBITDA from net loss, see “—How We Assess the Performance of Our Business—Adjusted EBITDA” below. While our net sales and Adjusted EBITDA have grown significantly, our comparable store sales have been impacted by sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers and by our price optimization initiative that we launched across our store network late in fiscal 2011. Our price optimization initiative has resulted in an increase in our gross margins.

Since Sterling acquired Fairway in January 2007, we have made significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives. We have upgraded our systems and enhanced our new store development and training processes. We have also developed a robust, proprietary daily reporting portal that enables us to effectively manage our growing number of new stores and have implemented initiatives to reduce shrink and improve labor productivity throughout our operations. We believe we can leverage these investments to improve our operating margins as we grow our store base. Since March 2009, we have opened ten food stores, three of which include Fairway Wines & Spirits locations. See “—How We Assess the Performance of Our Business—Central Services” below.

Outlook

We intend to continue our strong growth by expanding our store base in our existing and new markets, capitalizing on consumer trends and improving our operating margins. We opened an additional food store and integrated Fairway Wines & Spirits location in Woodland Park, New Jersey in late June 2012, an additional food store in Westbury, New York in August 2012, an additional food store in Manhattan’s Kips Bay neighborhood in late December 2012, an additional food store in Manhattan’s Chelsea neighborhood in late July 2013 and an additional food store in Nanuet, New York in mid-October 2013. We reopened our Red Hook store, which was temporarily closed due to damage sustained during Hurricane Sandy, on March 1, 2013.  We expect to open a new store in Lake Grove in Suffolk County, Long Island, NY in Spring 2014, a new store in the TriBeCa neighborhood of Manhattan in the Fall 2014 and a new store in the Hudson Yards neighborhood in west midtown Manhattan in Spring 2015.

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

Pricing Strategy

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

Changes in Interest Expense

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness. In February 2013, we refinanced our $300 million credit facility with a new senior credit facility, consisting of $275 million of term debt and a revolving credit facility of $40 million, principally to lower the interest rate we were paying under our August 2012 senior credit facility. In May 2013, we amended our senior credit facility to lower the interest rate we pay, which we expect will reduce our annualized cash interest payments by approximately $4.8 million. We expect that the fees and expenses incurred in connection with the amendment will be paid back through reduced interest payments by the end of fiscal 2014. In March 2013, we repaid our outstanding $7.3 million subordinated promissory note to a related party.

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

We have submitted claims to our insurers of approximately $20 million and have received payments under our policies of $14.3 million.  We had an insurance receivable of $1.3 million related to this claim as of September 29, 2013.  We are working closely with our insurers and expect to receive additional payments over the balance of this year.  Furthermore, following Hurricane Sandy we have seen systematic increases in the market rate for insurance and we expect our insurance premiums will increase.

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

We do not consider same store sales, which controls for the effects of new store openings, to be as meaningful a measure for us as it may be for other retailers because as a destination food retailer in a concentrated market area we have in the past experienced, and in the future expect to experience, sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers. Our practice is to include sales from a store (including its related wine and spirits locations), in same-store sales beginning on the first day of the fifteenth full month following the store’s opening. This practice may differ from the methods that our competitors use to calculate same-store or “comparable” sales. As a result, data in this report regarding our same-store sales may not be comparable to similar data made available by our competitors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, advertising and marketing expenses (including pre-opening advertising and marketing costs), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. Since Sterling acquired Fairway in January 2007, we have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses for the thirteen and twenty-six weeks ended September 30, 2012 and the twenty-six weeks ended September 29, 2013 include management fees paid to Sterling, which fees ceased upon consummation of our IPO in April 2013.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollars in thousands)	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Net loss	$(7,827)	$(12,224)	$(11,708)	$(40,170)

Management agreement termination (a)	—	—	—	9,200
Contractual IPO bonuses	—	—	—	8,105
Other IPO-related expenses	—	—	—	795
Sub-total IPO transaction expenses	—	—	—	18,100
Transaction expenses (b)	2,778	—	2,778	—
Transaction bonuses (c)	980	—	980	—
Non-recurring items (d)	1,317	1,396	2,900	2,340
Management fees (e)	690	—	1,442	877
Interest expense, net (f)	5,785	4,999	10,369	10,384
Income tax (benefit) provision	(5,886)	804	(8,581)	3,207
Store depreciation and amortization	4,519	5,517	8,013	10,795
Corporate depreciation and amortization	1,116	1,054	2,117	2,167
Equity compensation charge	2	2,769	28	4,824
Store opening costs	5,530	3,911	11,304	6,897
Production center start-up costs	—	1,343	—	1,841
Pre-opening advertising costs	1,123	1,029	1,827	2,018
Adjusted EBITDA	$10,127	$10,598	$21,469	$23,280

(a)                                 Represents the fee paid, in connection with the IPO, to Sterling to terminate the management agreement.

(b)                                 Represents fees and expenses in connection with the refinancing of our 2011 senior credit facility.

(c)                                  Represents bonuses paid to certain members of our management in connection with the refinancing of our 2011 senior credit facility.

(d)                                 In the quarter and first half ended September 30, 2012, consists principally of pre-IPO related expenses, debt modification expenses and outside consultants.  In the quarter and first half ended September 29, 2013 represents legal fees, consultants and severance expenses.

(e)                                  Represents management fees paid to an affiliate of Sterling, including in the twenty-six weeks ended September 29, 2013 $0.7 million of prepaid fees expensed at the IPO date.

(f)                                   Includes amortization of deferred financing costs and original issue discount. See note 4 to our financial statements in Item 1 above.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(Dollars in thousands)	September 30, 2012		September 29, 2013		September 30, 2012		September 29, 2013
Net sales	$160,510	100.0%	$183,215	100.0%	$315,193	100.0%	$369,993	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	108,631	67.7	123,845	67.6	212,627	67.5	249,223	67.4
Gross profit	51,879	32.3	59,370	32.4	102,566	32.5	120,770	32.6
Direct store expenses	38,504	24.0	45,470	24.8	72,988	23.2	89,602	24.2
General and administrative expenses	15,773	9.8	15,067	8.2	28,194	8.9	49,009	13.2
Store opening costs	5,530	3.4	3,911	2.1	11,304	3.6	6,897	1.9
Production center start-up costs	—	—	1,343	0.7	—	—	1,841	0.5
Loss from operations	(7,928)	(4.9)	(6,421)	(3.5)	(9,920)	(3.1)	(26,579)	(7.2)
Interest expense, net	(5,785)	(3.6)	(4,999)	(2.7)	(10,369)	(3.3)	(10,384)	(2.8)
Loss before income taxes	(13,713)	(8.5)	(11,420)	(6.2)	(20,289)	(6.4)	(36,963)	(10.0)
Income tax benefit (provision)	5,886	3.7	(804)	(0.4)	8,581	2.7	(3,207)	(0.9)
Net loss	$(7,827)	(4.9)%	$(12,224)	(6.7)%	$(11,708)	(3.7)%	$(40,170)	(10.9)%

Second Quarter Ended September 29, 2013 Compared With Second Quarter Ended September 30, 2012

Net Sales

We had net sales of $183.2 million in second quarter 2014, an increase of $22.7 million, or 14.1%, from $160.5 million in second quarter 2013.  Approximately 94% of the increase, or $21.3 million, was attributable to the net sales from the three new stores we opened subsequent to July 1, 2012, including the store in Westbury, Long Island in August 2012, the store in the Kips Bay neighborhood of Manhattan in December 2012 and the store in the Chelsea neighborhood of Manhattan in July 2013.

Comparable store sales increased 1.0% in second quarter 2014 compared to second quarter 2013.  Customer transactions in our comparable stores decreased by 0.6% and the average transaction size at our comparable stores increased by 1.6%.

Gross Profit

Gross profit was $59.4 million for second quarter 2014, an increase of $7.5 million, or 14.4%, from $51.9 million for second quarter 2013.  Our gross margin increased 10 basis points to 32.4% for second quarter 2014 compared to 32.3% in second quarter 2013.  The increase in gross margin was primarily attributable to an improvement in merchandise gross margin partially offset by higher occupancy costs, as a percentage of sales,

at our new stores and an increase in rent at one of our existing stores due to the expansion of the leased space.   We continue to refine our price optimization initiative, which involves increases and decreases to prices on certain items, lower prices from certain vendors and the continuing benefit of our shrink management initiative launched in fiscal 2009.  We calculate gross profit as net sales less cost of sales and occupancy costs, which includes the cost of merchandise inventory sold during the year (net of discounts and allowances), distribution costs, food preparation costs (primarily labor), shipping and handling costs and store occupancy costs.

Direct Store Expenses

Direct store expenses were $45.5 million in second quarter 2014, an increase of $7.0 million, or 18.1%, from $38.5 million for second quarter 2013.  The increase in direct store expenses was primarily attributable to the two new stores that we opened in fiscal 2013 subsequent to July 1, 2012 and the new store we opened in second quarter 2014. With more stores in operation during second quarter 2014, our store labor expenses increased $2.9 million and our other store operating expenses increased $3.1 million compared to second quarter 2013.  The portion of our depreciation expenses included in direct store expenses, which includes amortization of prepaid rent, increased $1.0 million or 22.1%, to $5.5 million for second quarter 2014, compared to direct store depreciation expenses for second quarter 2013 of $4.5 million.  The increase in direct store depreciation expense for second quarter 2014 compared with second quarter 2013 is primarily attributable to the increase in the number of stores.

Direct store expenses, as a percentage of net sales, increased 80 basis points to 24.8% in second quarter 2014 from 24.0% for second quarter 2013, primarily due to higher store operating expenses at our three new locations that opened subsequent to July 1, 2012, which is typical for new stores during the first few quarters of operations.

General and Administrative Expenses

General and administrative expenses were $15.1 million for second quarter 2014, a decrease of $0.7 million, or 4.5%, from $15.8 million for second quarter 2013.  The decrease in our general and administrative expenses was primarily attributable to a reduction in transaction fees and expenses of $3.8 million incurred in second quarter 2013 in connection with the refinancing of our 2011 senior credit facility, management fees of $0.7 million as a result of the termination of our management agreement with Sterling in connection with our IPO and other items of $0.1 million.  We recorded $2.8 million of stock compensation expense related to restricted stock unit and stock option grants for second quarter 2014, an increase of $2.8 million over the same period for the prior year.  The remaining increase in general and administrative expenses of $1.1 million is primarily due to an increase in costs associated with being a public company of $0.4 million and our continued investments in management, information technology systems, infrastructure, compliance and marketing to support our continued growth strategy. The portion of depreciation and amortization included in general and administrative expenses was $1.1 million for second quarter 2014, an decrease of $0.1 million, or 5.6%, from $1.1 million for second quarter 2013.  Excluding stock compensation expense and fees and expenses related to the refinancing of our 2011 senior credit facility, general and administrative expenses were $12.3 million for second quarter 2014, an increase of $0.3 million, or 2.4%, from $12.0 million for second quarter 2013.

General and administrative expenses, as a percentage of net sales, decreased to 8.2% for second quarter 2014, from 9.8% for second quarter 2013.  Excluding stock compensation of $2.8 million and fees and expenses related to the refinancing of our 2011 senior credit facility of $3.8 million, general and administrative expenses, as a percentage of sales, decreased to 6.7% for second quarter 2014 from 7.5% for second quarter 2013.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	September 30, 2012		September 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
General and administrative expenses	$15,773	9.8%	$15,067	8.2%
Management fees	(690)	(0.4)	—	—
Transaction expenses	(2,778)	(1.7)	—	—
Transaction bonuses	(980)	(0.6)	—	—
Non-recurring items	(1,317)	(0.8)	(1,396)	(0.8)
Corporate depreciation and amortization	(1,116)	(0.7)	(1,054)	(0.6)
Equity compensation charge	(2)	—	(2,769)	(1.5)
Pre-opening advertising costs	(1,123)	(0.7)	(1,029)	(0.6)
Central services	$7,767	4.8%	$8,819	4.8%

Store Opening Costs

Store opening costs were $3.9 million for second quarter 2014, a decrease of $1.6 million from $5.5 million for second quarter 2013.  Store opening costs for second quarter 2014 include approximately $1.9 million related to the store that opened in the Chelsea neighborhood of Manhattan on July 24, 2013 (several weeks later than the original target date) and $2.0 million for the store that opened on October 10, 2013 in Nanuet, NY.  Store opening costs for second quarter 2013 primarily consisted of $3.4 million for the Westbury, Long Island store we opened in August 2012 and $2.3 million for the new store we opened in December 2012 in the Kips Bay neighborhood of Manhattan.  Approximately $1.0 million and $0.7 million of store opening costs for second quarter 2014 and for second quarter 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.3 million for second quarter 2014.  Approximately $0.4 million of these costs did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For second quarter 2014, our operating loss was $6.4 million, a decrease of $1.5 million from a loss of $7.9 million for second quarter 2013.  The decrease in the loss from operations was primarily attributable to increased gross profit and a slight reduction in general and administrative expenses, partially offset by stock compensation expense and an increase in direct store expenses and production center start-up costs.

Interest Expense

Interest expense decreased 13.6%, or $0.8 million, to $5.0 million for second quarter 2014, from $5.8 million for second quarter 2013, primarily due to lower interest rates resulting from the February 2013 senior credit facility, the subsequent May 2013 amendment to the existing senior credit facility to lower interest rates and the  retirement of a subordinated promissory note of approximately $7.3 million in March 2013, partially offset by an increase in the amortization of deferred financing fees and original issue discount of approximately $0.6 million and an increase in average borrowings related to the senior credit facility entered into in February 2013.  The cash portion of interest expense for each of second quarters 2014 and 2013 was $3.7 million and $5.1 million, respectively.

Income Taxes

We recorded an income tax provision of $0.8 million in second quarter 2014 compared to a benefit of $5.9 million in second quarter 2013.  This $6.7 million change in provision is primarily related to the fact that during second quarter 2014, we did not record any income tax benefit related to the operating losses and recognized income tax expense related to indefinite-lived intangible assets while in second quarter 2013 we recorded the income tax benefit of the operating losses.

Net Loss

Our net loss was $12.2 million for second quarter 2014, an increase of $4.4 million from a net loss of $7.8 million for second quarter 2013. The increase in net loss was primarily attributable to stock compensation expense, an increase in our income tax provision and an increase in direct store expenses and production center start-up costs, partially offset by increased gross profit and a decrease in store opening costs, transaction fees and expenses related to the refinancing of our 2011 senior credit facility and management fees.

Our adjusted net loss was $6.0 million for second quarter 2014, a decrease of $1.3 million, or 18.0% from second quarter 2013.  We define adjusted net loss as net loss plus any non-recurring expenses and any other non-cash charges which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	September 30, 2012		September 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
Net loss	$(7,827)	(4.9)%	$(12,224)	(6.7)%
Management fees	690	0.4	—	—
Transaction expenses	2,778	1.7	—	—
Transaction bonuses	980	0.6	—	—
Non-recurring items	1,317	0.8	1,396	0.8
Non-cash interest	642	0.4	1,267	0.7
Equity compensation charge	2	—	2,769	1.5
Income tax (benefit) provision	(5,886)	(3.7)	804	0.4
Adjusted net loss	$(7,304)	(4.6)%	$(5,988)	(3.3)%

First Half Ended September 29, 2013 Compared With First Half Ended September 30, 2012

Net Sales

We had net sales of $370.0 million in first half 2014, an increase of $54.8 million, or 17.4%, from $315.2 million in first half 2013.  Approximately 94% of the increase, or $51.4 million, was attributable to the net sales from our four new stores we opened subsequent to March 31, 2013, consisting of the store in Woodland Park, NJ we opened in late June 2012, the store in Westbury, Long Island we opened in August 2012, the store in the Kips Bay neighborhood of Manhattan we opened in late December 2012 and the store in the Chelsea neighborhood of Manhattan we opened in late July 2013.  Net sales for the first half ended September 30, 2012 include sales related to the Easter and Passover holidays; however, these holidays occurred prior to the beginning of the first half ended September 29, 2013.

Comparable store sales increased 1.2% in first half 2014 compared to first half 2013.  Customer transactions in our comparable stores increased by 0.2% and the average transaction size at our comparable stores increased by 1.0%.

Gross Profit

Gross profit was $120.8 million for first half 2014, an increase of $18.2 million, or 17.7%, from $102.6 million for first half 2013.  Our gross margin increased 10 basis points to 32.6% for first half 2014 compared to 32.5% in first half 2013.  The increase in gross margin was primarily attributable to an improvement in merchandise gross margin partially offset by higher occupancy costs, as a percentage of sales, at our new stores and an increase in rent at one of our existing stores due to the expansion of the leased space.  We continue to refine our price optimization initiative, which involves increases and decreases to prices on certain items, lower prices from certain vendors and the continuing benefit of our shrink management initiative launched in fiscal 2009.  We calculate gross profit as net sales less cost of sales and occupancy costs, which includes the cost of merchandise inventory sold during the year (net of discounts and allowances), distribution costs, food preparation costs (primarily labor), shipping and handling costs and store occupancy costs.

Direct Store Expenses

Direct store expenses were $89.6 million in first half 2014, an increase of $16.6 million, or 22.8%, from $73.0 million for first half 2013.  The increase in direct store expenses was primarily attributable to the three new stores that we opened in fiscal 2013 (two of which opened during first half 2013) and the new store we opened in second quarter 2014. With more stores in operation during first half 2014, our store labor expenses increased $6.6 million and our other store operating expenses increased $7.2 million compared to first half 2013.  The portion of our depreciation expenses included in direct store expenses, which includes amortization of prepaid rent, increased $2.8 million or 34.7%, to $10.8 million for first half 2014, compared to direct store depreciation expenses for first half 2013 of $8.0 million.  The increase in direct store depreciation expense for first half 2014 compared with first half 2013 is primarily attributable to the increase in the number of stores.

Direct store expenses, as a percentage of net sales, increased 100 basis points to 24.2% in first half 2014 from 23.2% for first half 2013, primarily due to higher store operating expenses at our three new locations which opened subsequent to July 1, 2012, which is typical for new stores during the first few quarters of operations.

General and Administrative Expenses

General and administrative expenses were $49.0 million for first half 2014, an increase of $20.8 million, or 73.8%, from $28.2 million for first half 2013.  The increase in our general and administrative expenses was primarily attributable to expenses related to our IPO of $18.1 million, including $9.2 million to terminate the management agreement upon consummation of our IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of our IPO and $0.8 million of other IPO related expenses.  We also recorded $4.8 million of stock compensation expense related to restricted stock unit and stock option grants for first half 2014, an increase of $4.8 million over the same period for the prior year as well as a $0.2 million increase in other items partially offset by a reduction in our non-recurring items of $4.8 million, inclusive of $3.8 million in fees and expenses related to the refinancing of our 2011 senior credit facility, and a reduction in management fees of $0.6 million.  The remaining increase in general and administrative expenses of $2.6 million is primarily due to an increase in costs associated with being a public company of $0.8 million and our continued investments in management, information technology systems, infrastructure, compliance and marketing to support our continued growth strategy. The portion of depreciation and amortization included in general and administrative expenses was $2.2 million for first half 2014, an increase of $0.1 million, or 2.4%, from $2.1 million for first half 2013.  Excluding fees and expenses related to the IPO, fees and expenses related to the refinancing of our 2011 senior credit facility and stock compensation expense, general and administrative expenses were $26.1 million for first half 2014, an increase of $1.7 million, or 6.9%, from $24.4 million for first half 2013.

General and administrative expenses, as a percentage of net sales, increased to 13.2% for first half 2014, from 8.9% for first half 2013.  Excluding fees and expenses related to our IPO of $18.1 million, fees and expenses related to the refinancing of our 2011 senior credit facility of $3.8 million and stock compensation expense of $4.8 million, general and administrative expenses, as a percentage of sales, decreased to 7.1% for first half 2014 from 7.7% for first half 2013.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Twenty-Six Weeks Ended
	September 30, 2012		September 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
General and administrative expenses	$28,194	8.9%	$49,009	13.2%
Management agreement termination	—	—	(9,200)	(2.5)
Contractual IPO bonuses	—	—	(8,105)	(2.2)
Other IPO-related expenses	—	—	(795)	(0.2)
Sub-total IPO transaction costs	—	—	(18,100)	(4.9)
Management fees	(1,442)	(0.5)	(877)	(0.2)
Transaction expenses	(2,778)	(0.9)	—	—
Transaction bonuses	(980)	(0.3)	—	—
Non-recurring items	(2,900)	(0.9)	(2,340)	(0.6)
Corporate depreciation and amortization	(2,117)	(0.7)	(2,167)	(0.6)
Equity compensation charge	(28)	—	(4,824)	(1.3)
Pre-opening advertising costs	(1,827)	(0.6)	(2,018)	(0.5)
Central services	$16,122	5.1%	$18,683	5.0%

Store Opening Costs

Store opening costs were $6.9 million for first half 2014, a decrease of $4.4 million from $11.3 million for first half 2013.  Store opening costs for first half 2014 include approximately $4.8 million related to the store that opened in the Chelsea neighborhood of Manhattan on July 24, 2013 (several weeks later than the original target date) and $2.1 million for the store that opened on October 10, 2013 in Nanuet, NY.  Store opening costs for first half 2013 primarily consisted of $4.0 million for the store (including the integrated Fairway Wine & Spirits location) that we opened in Woodland Park, New Jersey in June 2012, $4.8 million for the Westbury, Long Island store we opened in August 2012 and $2.3 million for the store we opened in December 2012 in the Kips Bay neighborhood in Manhattan.  Approximately $1.3 million of store opening costs in both periods did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.8 million for first half 2014.  Approximately $0.5 million of these costs did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For first half 2014, our operating loss was $26.6 million, an increase of $16.7 million from a loss of $9.9 million for first half 2013.  The increase in the loss from operations was primarily attributable to non-recurring expenses and fees incurred in connection with our IPO, stock compensation expense and an increase in direct store expenses and production center start-up costs, partially offset by increased gross profit and a decrease in store opening costs.

Interest Expense

Interest expense was $10.4 million for first half  2014and first half 2013, primarily due to an increase in the amortization of deferred financing fees and original issue discount of approximately $1.4 million and an increase in average borrowings related to the senior credit facility entered into in February 2013, partially offset by lower interest rates resulting from the February 2013 senior credit facility, the subsequent May 2013 amendment to the existing senior credit facility and the retirement of a subordinated promissory note of approximately $7.3 million in March 2013.  The cash portion of interest expense for each of first half 2014 and 2013 was $7.9 million and $9.3 million, respectively.

Income Taxes

We recorded an income tax provision of $3.2 million in first half 2014 compared to a benefit of $8.6 million in first half 2013.  This $11.8 million change in provision is primarily related to the fact that during first half 2014, we did not record any income tax benefit related to the operating losses and recognized income tax expense related to indefinite-lived intangible assets while in first half 2013 we recorded the income tax benefit of the operating losses.

Net Loss

Our net loss was $40.2 million for first half 2014, an increase of $28.5 million from a net loss of $11.7 million for first half 2013. The increase in net loss was primarily attributable to expenses and fees related to our IPO, stock compensation expense, an increase in our income tax provision and an increase in direct store expenses and production center start-up costs, partially offset by increased gross profit and a decrease in store opening costs, transaction fees and expenses related to the refinancing of our 2011 senior credit facility and management fees.

Our adjusted net loss was $8.4 million for first half 2014, a decrease of $2.8 million, or 24.9% from first half 2013.  We define adjusted net loss as net loss plus any non-recurring expenses and any other non-cash charges which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Twenty-Six Weeks Ended
	September 30, 2012		September 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
Net loss	$(11,708)	(3.7)%	$(40,170)	(10.9)%
Management agreement termination	—	—	9,200	2.5
Contractual IPO bonuses	—	—	8,105	2.2
Other-IPO related expenses	—	—	795	0.2
Sub-total IPO transaction expenses	—	—	18,100	4.9
Management fees	1,442	0.5	877	0.2
Transaction expenses	2,778	0.9	—	—
Transaction bonuses	980	0.3	—	—
Non-recurring items	2,900	0.9	2,340	0.6
Non-cash interest	1,035	0.3	2,465	0.7
Equity compensation charge	28	—	4,824	1.3
Income tax (benefit) provision	(8,581)	(2.7)	3,207	0.9
Adjusted net loss	$(11,126)	(3.5)%	$(8,357)	(2.3)%

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

At September 29, 2013, we had $58.8 million in cash and cash equivalents and $18.4 million in borrowing availability pursuant to our senior credit facility. We were in compliance with all debt covenants under our senior credit facility as of September 29, 2013. Our senior credit facility is discussed below under “—Senior Credit Facility”.

We believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans; however, if we are able to secure additional financing at favorable terms we may choose to do so to provide more flexibility for future growth opportunities.

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
(Dollars in Thousands)	September 30, 2012	September 29, 2013
Net cash used in operating activities	$(5,282)	$(13,216)
Net cash used in investing activities	(31,363)	(26,465)
Net cash provided by financing activities	48,100	76,760
Net increase in cash and cash equivalents	$11,455	$37,079

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and changes in deferred income taxes and the effect of working capital changes.

We used cash in operating activities of $5.3 million and $13.2 million during first half 2013 and 2014, respectively. The increase in cash used is primarily related to the non-recurring costs of $17.8 million associated with our IPO and increased working capital needs related to new store openings, including Red Hook, partially offset by $3.9 million of insurance proceeds.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $31.4 million in first half 2013, of which $10.3 million was in connection with the store (which includes an integrated Fairway Wines & Spirits location) we opened in Woodland Park, NJ in June 2012, $13.8 million was in connection with the store we opened in Westbury, NY in August 2012 and $3.5 million was in connection with the store we opened in the Kips Bay neighborhood of Manhattan in December 2012.  The remaining approximately $3.8 million of capital expenditures in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $26.5 million in first half 2014, of which $10.8 million was in connection with the store we opened in the Chelsea neighborhood of Manhattan in July 2013, $9.6 million was in connection with the store we opened in Nanuet, NY in October 2013 and $1.3 million was in connection with our new production facility.  The remaining approximately $4.8 million of capital expenditures includes $1.0 million related to re-opening our Red Hook store,, $0.7 million related to the opening of our Kips Bay store and the remaining $3.1 million was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $25 million to $35 million on capital expenditures during the remainder of fiscal 2014, primarily related to the expansion of the initial phase of our new central production facility and the store we plan to open in Lake Grove, NY in Spring 2014.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Twenty-Six Weeks Ended
(Dollars in thousands)	September 30, 2012	September 29, 2013
Proceeds from long-term debt, net	$256,225	$—
Payments on long-term debt	(208,125)	(1,375)
Proceeds from issuance of common stock, net of issuance costs	—	158,821
Cash dividends paid on preferred stock	—	(76,818)
Issuance costs for debt re-pricing	—	(3,868)
Net cash provided by financing activities	$48,100	$76,760

Net cash provided by financing activities during first half 2013 was $48.1 million, representing net proceeds from our 2012 Term Facility, offset by principal repayments on our outstanding debt.

Net cash provided by financing activities during first half 2014 was $76.8 million, consisting principally of $158.8 million of net proceeds received from our IPO offset by the $76.8 million cash dividend payment on our preferred stock made with the proceeds of such offering and $3.9 million of costs related to our debt re-pricing as well as principal payments on our outstanding debt of $1.4 million.

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters’ exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual IPO bonuses to certain members of our management totaling approximately $8.1 million. We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes. During first half 2014, we used approximately $15.1 million of the proceeds for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $11.6 million for capital expenditures and pre-opening costs in connection with the store we opened in October 2013 in Nanuet, NY, approximately $3.0 million of the proceeds in connection with capital expenditures in our other stores and approximately $2.5 million of the proceeds in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Senior Credit Facility

In February 2013, we and our wholly-owned subsidiary Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit subfacility (the “Revolving Facility” and together with the Term Facility, the “Credit Facility”), with the Term Facility maturing in August 2018 and the Revolving Facility maturing in August 2017. We used the proceeds from the Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under our prior senior credit facility, pay fees and expenses and provide us with $3.5 million to repay our outstanding subordinated note, which we repaid in March 2013. In May 2013, we amended the Credit Facility to further reduce the interest rate we pay under the Credit Facility.

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

Mandatory prepayments under the Credit Facility are required with (i) 50% of adjusted excess cash flow (which percentage will decrease to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of assets sales or other dispositions of property by us and our restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions). In addition, the Credit Facility required that by May 15, 2013, the Company either fully repay its outstanding subordinated note or make a $7.7 million repayment of the outstanding term loan.  On March 7, 2013, the Company repaid in full its outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued interest aggregating $440,000.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of September 29, 2013, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended September 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From July 1, 2013 through September 29, 2013, we granted to our officers, directors, employees and consultants an aggregate of 39,000 restricted stock units to be settled in shares of our Class A common stock and options to purchase an aggregate of 25,000 shares of Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes, and during the twenty-six weeks ended September 29, 2013, we used approximately $15.1 million of the proceeds in connection with the opening of our new store in the Chelsea neighborhood of Manhattan in July 2013, approximately $11.6 million of the proceeds in connection with the store we opened in October 2013 in Nanuet, NY, approximately $3.0 million of the proceeds in connection with capital expenditures for our other stores and approximately $2.5 million of the proceeds in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 37 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ Herbert Ruetsch
Herbert Ruetsch
Chief Executive Officer

Date: November 7, 2013

By:	/s/ Edward C. Arditte
Edward C. Arditte
Executive Vice President—Chief Financial Officer

Date: November 7, 2013

By:	/s/ Linda M. Siluk
Linda M. Siluk
Vice President—Finance & Chief Accounting Officer

Date: November 7, 2013

Exhibit Index

Exhibit Number		Description
21.1		Subsidiaries of Fairway Group Holdings Corp.
31.1		Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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