Form 10-Q
period 2013-12-29
Fairway Group Holdings Corp
filed 2014-02-06
CIK 1555492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

As of January 31, 2014, the registrant had 28,895,844 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the thirteen and thirty-nine weeks ended December 29, 2013

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2013	December 29, 2013
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,723	$54,302
Accounts receivable, net	2,553	6,427
Merchandise inventories	24,759	29,336
Insurance claims receivable	5,184	—
Income tax receivable	817	788
Prepaid rent	3,146	4,050
Deferred financing fees	1,580	1,741
Prepaid expenses and other	5,604	3,221
Deferred income taxes	915	86
Total current assets	66,281	99,951
PROPERTY AND EQUIPMENT, NET	126,958	143,854
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	25,729	25,508
DEFERRED INCOME TAXES	3,781	—
OTHER ASSETS	20,340	16,843
Total assets	$338,501	$381,568
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	39,399	38,540
Accrued expenses and other	18,360	17,243
Total current liabilities	60,509	58,533
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	256,563	253,569
Deferred income taxes	—	23,994
Other long-term liabilities	22,629	28,355
Total liabilities	339,701	364,451
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Series A Preferred Stock, $0.001 par value per share, 52,982 shares authorized at March 31, 2013 and 0 shares authorized at December 29, 2013 and 43,058 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at December 29, 2013 (inclusive of cumulative deemed dividends of $28,353 and $0 at March 31, 2013 and December 29, 2013, respectively)	84,328	—
Series B Preferred Stock, $0.001 par value per share, 64,018 shares authorized at March 31, 2013 and 0 shares authorized at December 29, 2013 and 64,016.98 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at December 29, 2013 (inclusive of cumulative deemed dividends of $85,899 and $0 at March 31, 2013 and December 29, 2013, respectively)	149,916	—
Total redeemable preferred stock	234,244	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.00001 par value per share, 150,000,000 shares authorized, 12,506,885 and 28,895,844 shares issued at March 31, 2013 and December 29, 2013, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000,000 shares authorized, 0 shares and 14,225,455 shares issued and outstanding at March 31, 2013 and December 29, 2013, respectively	—	14
Treasury stock at cost, 136,485 shares and 0 shares at March 31, 2013 and December 29, 2013, respectively	(1,500)	—
Additional paid-in capital	—	366,615
Accumulated deficit	(233,944)	(349,512)
Total stockholders’ (deficit) equity	(235,444)	17,117
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$338,501	$381,568

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30, 2012	December 29, 2013	December 30, 2012	December 29, 2013

Net sales	$167,346	$205,731	$482,539	$575,724

Cost of sales and occupancy costs (exclusive of depreciation and amortization)	114,181	140,103	326,808	389,326

Gross profit	53,165	65,628	155,731	186,398

Direct store expenses	38,374	49,449	111,362	139,051

General and administrative expenses	14,298	16,582	42,492	65,591

Store opening costs	5,299	2,140	16,603	9,037

Production center start-up costs	—	1,367	—	3,208

Loss from operations	(4,806)	(3,910)	(14,726)	(30,489)

Business interruption and gain on storm-related insurance recoveries	2,500	3,089	2,500	3,089

Interest expense, net	(7,070)	(5,061)	(17,439)	(15,445)

Loss before income taxes	(9,376)	(5,882)	(29,665)	(42,845)

Income tax provision	(35,095)	(25,386)	(26,514)	(28,593)

Net loss	(44,471)	(31,268)	(56,179)	(71,438)

Preferred stock dividends	7,364	—	22,110	44,130

Net loss attributable to common stockholders	$(51,835)	$(31,268)	$(78,289)	$(115,568)

Basic and diluted loss per common share	$(4.20)	$(0.74)	$(6.35)	$(2.95)

Weighted average common shares outstanding	12,331,744	42,092,143	12,324,213	39,179,665

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 30, 2012	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,179)	$(71,438)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	26,463	28,604
Deferred rent	7,498	5,622
Depreciation and amortization of property and equipment	15,389	19,583
Amortization of intangibles	274	221
Amortization of discount on term loans and subordinated notes	943	2,439
Amortization of deferred financing fees	978	1,296
Amortization of prepaid rent	237	238
Non-cash stock compensation expense	83	7,752
Gain on insurance claim	—	(3,089)
Changes in operating assets and liabilities
Accounts receivable	(1,174)	(3,874)
Merchandise inventories	(4,101)	(4,577)
Insurance claims receivable	(5,472)	3,761
Prepaid expense and other	(4,617)	1,347
Other assets	(2,081)	2,510
Accounts payable	12,158	(859)
Accrued expenses and other	2,712	(1,122)
Other long-term liabilities	240	109
Net cash used in operating activities	(6,649)	(11,477)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(45,199)	(36,370)
Insurance proceeds	3,398	4,403
Net cash used in investing activities	(41,801)	(31,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	256,225	—
Payments on long-term debt	(208,775)	(2,063)
Proceeds from common shares issued in initial public offering, net of issuance costs	—	158,821
Cash dividends paid on preferred stock	—	(76,818)
Issuance costs from debt re-pricing	—	(3,917)
Net cash provided by financing activities	47,450	76,023
Net (decrease) increase in cash and cash equivalents	(1,000)	32,579
Cash and cash equivalents — beginning of period	30,172	21,723
Cash and cash equivalents — end of period	$29,172	$54,302
Cash paid during the period for
Interest	$12,929	$11,495
Income taxes	$175	$2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	REDEEMABLE PREFERRED STOCK					STOCKHOLDERS’ (DEFICIT) EQUITY
	Series A Preferred Stock		Series B Preferred Stock			Class A Common Stock		Class B Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2013	43,058	$84,328	64,016.98	$149,916	$234,244	12,506,885	$—	—	$—	$—	$(1,500)	$(233,944)	$(235,444)
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	7,752	—	—	7,752
Deemed dividends on preferred stock	—	440	—	863	1,303	—	—	—	—	—	—	(1,303)	(1,303)
Exchange of preferred stock for common stock upon consummation of IPO	(43,058)	(68,572)	(64,016.98)	(101,975)	(170,547)	—	—	15,504,296	16	170,531	—	—	170,547
Incremental dividend (paid in cash)	—	2,945	—	8,873	11,818	—	—	—	—	—	—	(11,818)	(11,818)
Incremental dividend (at IPO share value)	—	—	—	—	—	—	—	—	—	31,009	—	(31,009)	—
Preferred stock dividend	—	(19,141)	—	(57,677)	(76,818)	—	—	—	—	—	—	—	—
New shares issued upon consummation of IPO	—	—	—	—	—	13,407,632	—	—	—	158,821	—	—	158,821
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	1,278,841	—	(1,278,841)	(2)	2	—	—	—
Exercise of warrants to purchase shares of common stock	—	—	—	—	—	1,696,863	—	—	—	—	—	—	—
Exercise of warrants to purchase shares of common stock (136,485 from Treasury Shares)	—	—	—	—	—	—	—	—	—	(1,500)	1,500	—	—
Issuance of stock to directors in lieu of cash compensation	—	—	—	—	—	5,623	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(71,438)	(71,438)
Balance at December 29, 2013	—	$—	—	$—	$—	28,895,844	$—	14,225,455	$14	$366,615	$—	$(349,512)	$17,117

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.         DESCRIPTION OF BUSINESS AND ORGANIZATION

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is controlled by investment funds managed by Sterling Investment Partners L.P. and affiliates (collectively, “Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fourteen stores in the Greater New York metropolitan area, three of which include integrated Fairway Wine & Spirits locations.  Twelve of the stores were open prior to the beginning of fiscal 2014 and two stores were opened during fiscal 2014: the store in the Chelsea neighborhood of Manhattan, NY, which opened in late July 2013, and the store in Nanuet, NY, which opened in mid-October 2013.  Seven of the Company’s food stores, which the Company refers to as “urban stores,” are located in New York City and the remainder, which the Company refers to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

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

On April 22, 2013, the Company completed its initial public offering (“IPO”) of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). The Company received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to the IPO. The Company used the net proceeds that it received from the IPO to (i) pay accrued but unpaid dividends on its Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on its Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of the Company’s management agreement with such affiliate and (iv) pay contractual IPO bonuses to certain members of the Company’s management totaling approximately $8.1 million. The Company intends to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. In connection with the IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

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

The accompanying unaudited consolidated financial statements as of December 29, 2013, and for the thirteen and thirty-nine weeks ended December 30, 2012 and December 29, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and thirty-nine weeks ended December 29, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 30, 2014.

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

For the thirteen and thirty-nine weeks ended December 30, 2012, there were 2,083,315 additional potentially dilutive shares of common stock, consisting of outstanding warrants to purchase 1,930,822 shares of Class A common stock and 152,493 shares of unvested restricted stock.

For the thirteen and thirty-nine weeks ended December 29, 2013, there were 3,788,138 additional potentially dilutive shares of common stock, consisting of outstanding warrants to purchase 97,472 shares of Class A common stock, 117,758 shares of unvested restricted stock, 1,154,691 options to purchase shares of Class A common stock and unvested restricted stock units covering 2,418,217 shares of Class A common stock.

Prior to the consummation of the IPO and the exchange of the Company’s outstanding preferred stock for Class B common stock, common stockholders did not share in net income unless earnings exceeded the unpaid dividends on the preferred stock. Accordingly, in the thirteen and thirty-nine weeks ended December 30, 2012 there were no earnings available for common stockholders because the Company reported a net loss for the period. If the Company had exchanged its outstanding preferred stock on the first day of the thirteen and thirty-nine week period ended December 30, 2012, for shares of Class B common stock on the same basis as it exchanged such shares in the IPO, the Company would have issued 12,940,956 and 12,304,457 shares of Class B common stock for the thirteen and thirty-nine weeks ended December 30, 2012, respectively, and it would have had 25,272,700 and 24,628,670 weighted average common shares outstanding during the thirteen and thirty-nine weeks ended December 30, 2012, respectively, and the net loss per common share would have been $1.76 and $2.28 for the thirteen and thirty-nine weeks ended December 30, 2012, respectively.  See note 5 below.

4.         LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31, 2013	December 29, 2013
Credit facility, gross	$274,313	$272,250
Less unamortized discount	(15,000)	(15,931)
Credit facility, net	259,313	256,319
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$256,563	$253,569

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30, 2012	December 29, 2013	December 30, 2012	December 29, 2013
Interest on senior credit facility	$5,764	$3,728	$14,644	$11,621
Interest on subordinated promissory note payable to related party	219	—	658	—
Amortization of original issue discount	534	833	943	2,439
Amortization of deferred financing fees	354	436	978	1,296
Other interest expense, net	199	64	216	89
Total	$7,070	$5,061	$17,439	$15,445

2013 Senior Credit Facility

In February 2013, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “2013 Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit sub-facility (the “2013 Revolving Facility” and together with the 2013 Term Facility, the “2013 Senior Credit Facility”), with the 2013 Term Facility maturing in August 2018 and the 2013 Revolving Facility maturing in August 2017. The Company used the proceeds from the 2013 Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under its 2012 senior credit facility and pay fees and expenses.  On May 3, 2013, the 2013 Senior Credit Facility was amended to, among other things, lower the interest rate margins and eliminate the interest coverage ratio financial covenant.

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at December 29, 2013.

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

At December 29, 2013, the Company had $18.4 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  At December 29, 2013, the Company had $21.6 million of letters of credit outstanding.

For the portion of the thirty-nine week period ended December 30, 2012 ending August 17, 2012, the Company had in effect its 2011 senior credit facility, which consisted of a $200 million term loan and a $35 million revolving credit facility.  Borrowings under the 2011 senior credit facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6% or (ii) an alternate base rate plus 5%.

For the portion of the thirty-nine week period ended December 30, 2012 subsequent to August 17, 2012 and the thirteen weeks ended December 30, 2012, the Company had in effect its 2012 senior credit facility, which consisted of a $260 million term loan and a $40 million revolving credit facility.  Borrowings under the 2012 senior credit facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.5% floor) plus 6.75% or (ii) an alternate base rate plus 5.75%.

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

On April 22, 2013, the Company completed its IPO of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares (including 95,386 shares issued upon exercise of outstanding warrants) by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). In connection with the IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

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

As of December 29, 2013 there were 97,472 warrants outstanding.

Warrants at March 31, 2013	1,930,822
Exercised during the 13 weeks ended June 30, 2013	95,386
Exercised during the 13 weeks ended September 29, 2013	3,627
Exercised during the 13 weeks ended December 29, 2013	1,734,337
Warrants at December 29, 2013	97,472

Warrants to purchase 87,630 shares were exercised in January 2014.

6.         SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $55,000 and $2.9 million for the thirteen weeks ended December 30, 2012 and December 29, 2013, respectively, and $83,000 and $7.8 million for the thirty-nine weeks ended December 30, 2012 and December 29, 2013, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in Part III, Item 11 in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 under the caption “Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the thirty-nine weeks ended December 29, 2013 are summarized as follows:

2007 Equity Compensation Plan

As of December 29, 2013, there was $458,000 of unrecognized compensation expense related to the restricted stock compensation awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the thirty-nine weeks ended December 29, 2013 is summarized as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at March 31, 2013	145,971	$4.43
Vested	(28,213)	4.07
Outstanding unvested awards at December 29, 2013	117,758	5.92

2013 Long-Term Incentive Plan

Restricted Stock Units

As of December 29, 2013, there was $25.1 million of unrecognized compensation expense related to the restricted stock unit compensation awards granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the thirty-nine weeks ended December 29, 2013 is summarized as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at March 31, 2013	—	$—
Granted	2,454,453	13.61
Forfeited	(36,236)	13.00
Outstanding unvested awards at December 29, 2013	2,418,217	13.62

Stock Options

As of December 29, 2013, there was $4.2 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the thirty-nine weeks ended December 29, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Balance at March 31, 2013	—	$—	—
Granted	1,160,771	14.35	10.0
Forfeited	(6,080)	13.00	9.9
Outstanding unvested awards at December 29, 2013	1,154,691	14.35	9.3

The aggregate intrinsic value of stock options outstanding as of December 29, 2013 was $4.0 million.  Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  No options were exercised during the thirty-nine weeks ended December 29, 2013 or are exercisable as of December 29, 2013.

7.         RELATED PARTY TRANSACTIONS

Operating Leases and Utility Services

A director and executive officer of the Company:

•                  owns 33.33% of certain entities from which the Company leases certain stores, a production bakery, and warehouses; these leases expire on January 31, 2032.

•                  owns 16.67% of an entity from which the Company leases its Red Hook, Brooklyn, NY (“Red Hook”) store; this lease expires on October 31, 2016, although the Company has several renewal options.

•                  owns 16.67% of an entity from which the Company obtains utility services for its Red Hook store.

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

Executive Compensation

On January 8, 2014, the Company and Howard Glickberg, the Company’s Vice Chairman of Development, entered into an amendment to Mr. Glickberg’s employment agreement, effective January 1, 2014, that:

•                  extends the expiration date of the initial term of the agreement from January 18, 2015 to January 18, 2016; and, among other things,

•                  increases his annual compensation, a portion of which will now be paid in restricted stock units.

For the calendar year ended December 31, 2014, each of our current non-employee directors has elected to receive his cash compensation in the form of restricted stock units for shares of Class A common stock, and Mr. Santoro has elected to receive his cash compensation for serving as Executive Chairman in the form of restricted stock units for shares of Class A common stock.

For the calendar quarter ended December 31, 2013, each of the following directors, Messrs. Barr, Santoro, Selden and Suleman elected to receive shares of Class A common stock in lieu of their cash director compensation and Mr. Santoro elected to receive his cash compensation for serving as Executive Chairman in shares of Class A common stock.

For further information regarding the above see the Form 8K dated January 8, 2014 filed with the SEC on January 13, 2014.

8.         INCOME TAXES

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the thirteen and thirty-nine weeks ended December 30, 2012 and December 29, 2013 is summarized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 30, 2012	December 29, 2013	December 30, 2012	December 29, 2013
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	8.4	8.7	8.5	8.7
Permanent differences	(0.4)	(0.2)	(0.4)	(0.2)
Valuation allowance	(416.0)	(474.1)	(131.5)	(109.1)
Other	(0.3)	(0.0)	0.0	(0.1)
Effective rate	(374.3)%	(431.6)%	(89.4)%	(66.7)%

At March 31, 2013, the Company had available U.S. federal net operating losses of approximately $120 million.  These federal net operating loss carry forwards expire at various times beginning in calendar year 2027 through fiscal 2033.  In addition, the Company had various state net operating losses that expire in varying amounts through fiscal year 2033.  The Company expects to incur additional net operating losses before generating future taxable income.  These cumulative net operating losses are primarily attributable to the Company’s expansion including the building of new stores, the investment in the Company’s production capacity through the development of its production center, corporate overhead and associated costs of capital.

The Company had net deferred tax assets of approximately $4.7 million as of March 31, 2013, the most significant of which is the deferred tax asset for net operating losses of $53.3 million.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and net operating loss carry forwards can be utilized.

The Company has evaluated both positive and negative evidence, including the historical levels of taxable income, scheduled reversals of temporary differences, tax planning strategies, targeted number of new store openings and forecasts of the Company’s future operational performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The Company also considers cumulative losses as well as the impact of its expansion in assessing its core pretax earnings.

Assumptions regarding future taxable income require significant analysis and judgment. This analysis includes financial forecasts based on the historical performance of the business, targeted number of new store openings and measurement of the year in which taxable income from existing stores exceeds the future costs and losses incurred from new store openings. During the thirteen weeks ended December 30, 2012, the Company revised its forecast of taxable income through 2018, and concluded it was not “more likely than not” that all of its deferred tax assets would be realized by the end of fiscal 2018.  Accordingly, the Company recorded a partial valuation allowance of approximately $39 million against deferred tax assets during the thirteen weeks ended December 30, 2012.

Any projections of future taxable income are inherently subject to change for various reasons. During the thirteen week period ended December 29, 2013, the Company revised its forecast of taxable income, and concluded it was not “more likely than not” that its deferred tax assets will be realized by 2019. Accordingly, the Company has recorded a charge of approximately $25.9 million to reflect a full valuation allowance against deferred tax assets at December 29, 2013. This full valuation allowance reflects the Company’s consideration of new evidence, both positive and negative, pertaining to projecting taxable income giving appropriate weight to future uncertainties involving economic conditions, the competitive environment, Company-specific issues and other risk factors. Such new evidence primarily pertains to projected operating performance, pre-opening costs, equity compensation charges and initial public offering costs.  As a result of such uncertainties, the Company believed it prudent to reduce its taxable income projections.  Although net operating losses can be carried forward for tax purposes through at least calendar 2027, the Company’s ability to reliably forecast taxable income is limited to its planning horizon.  Accordingly, for purposes of determining whether deferred tax assets can be realized, the Company has been projecting forward in a five year horizon.

At December 29, 2013, the Company estimates it had available U.S. federal net operating losses of approximately $120 million and these net operating losses will be available for the Company to use through approximately 2033 against future taxable income.

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

The aggregate minimum rental commitments under all operating leases, for which we have possession, as of December 29, 2013 are as follows for the fiscal years ending (in thousands):

March 30, 2014	$7,391
March 29, 2015	31,088
April 3, 2016	32,167
April 2, 2017	32,157
April 1, 2018	30,828
Thereafter	514,987
$648,618

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

10.  INSURANCE CLAIMS AND RECOVERIES RELATED TO HURRICANE SANDY

Hurricane Sandy struck the Greater New York City Metropolitan area on October 29, 2012.  The Company’s Red Hook store sustained substantial damage from the hurricane and was closed until it reopened on March 1, 2013.

In November and December 2012, the Company received advances of $5.5 million in partial settlement of its insurance claims. The insurance carriers designated $2.5 million of the November 2012 advance as non-refundable reimbursement for business interruption losses sustained at Red Hook, which amount has been recorded as business interruption and storm-related insurance recoveries in the consolidated statement of operations for the thirteen and thirty-nine weeks ended December 30, 2012. Additionally, the Company recognized approximately $3.0 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expenses, a direct offset to the associated expenses, in the consolidated statement of operations for the thirteen and thirty-nine weeks ended December 30, 2012.

In December 2013, the Company and its insurers settled the remaining insurance claims related to Hurricane Sandy and the Company received final payments totaling $4.4 million, bringing total insurance payments received to $18.7 million.  At the time of claim settlement the Company had an insurance receivable of $1.3 million.  The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy. The gain is recorded in Business interruption and gain on storm-related insurance recoveries, net in the Company’s consolidated statements of operations.

11.  SUBSEQUENT EVENT

Subsequent to December 29, 2013, the Company initiated an organizational realignment to remove redundant costs and streamline parts of the business model to enhance overall productivity.  Net of reinvestments back into the business, the Company expects to achieve annualized cost savings of approximately $3-4 million.  In connection with the plan, the Company expects to incur charges, primarily severance, over the next year of approximately $7.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen and thirty-nine weeks ended December 29, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 30, 2014.

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

We operate 14 locations in New York, New Jersey and Connecticut, three of which include integrated Fairway Wines & Spirits locations.  Twelve of the stores were open prior to the beginning of fiscal 2014 and two stores were opened during fiscal 2014: our store located in the Chelsea neighborhood of Manhattan that we opened on July 24, 2013 and a store in Nanuet, NY which opened on October 10, 2013.  Seven of our food stores, which we refer to as “urban stores,” are located in New York City, and the remainder, which we refer to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut.  We expect to open a new store in Lake Grove in Suffolk County, Long Island, NY in mid-calendar 2014, a new store in the TriBeCa neighborhood of Manhattan in the Fall of calendar 2014 and a new store in the Hudson Yards neighborhood in west midtown Manhattan in Spring 2015.

We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies, value positioning and efficient operating structure. Through our focused efforts on expanding our store base, enhancing our customers’ shopping experience and improving the value proposition we offer our customers, we have increased our net sales from $167.3 million in the thirteen weeks ended December 30, 2012 to $205.7 million in the thirteen weeks ended December 29, 2013, or 22.9% and from $482.5 million in the thirty-nine weeks ended December 30, 2012 to $575.7 million in the thirty-nine weeks ended December 29, 2013, or 19.3%, and our Adjusted EBITDA from $12.4 million in the thirteen weeks ended December 30, 2012 to $12.8 million in the thirteen weeks ended December 29, 2013, or 3.2%, and from $33.8 million in the thirty-nine weeks ended December 30, 2012 to $36.1 million in the thirty-nine weeks ended December 29, 2013, or 6.5%. We had net losses of $44.5 million and $31.3 million in the thirteen weeks ended December 30, 2012 and the thirteen weeks ended December 29, 2013, respectively, and $56.2 million and $71.4 million in the thirty-nine weeks ended December 30, 2012 and the thirty-nine weeks ended December 29, 2013, respectively. However, the effects of Hurricane Sandy, the temporary closure of all of our stores for one or two days and our Red Hook store for two months and the receipt of insurance proceeds related to Hurricane Sandy may affect the comparability of our net sales, Adjusted EBITDA and net loss for the thirteen and thirty-nine week periods ended December 30, 2012 and December 29, 2013.  For a discussion of Adjusted EBITDA and a reconciliation to Adjusted EBITDA from net loss, see “—How We Assess the Performance of Our Business—Adjusted EBITDA” below. While our net sales and Adjusted EBITDA have grown significantly, our comparable store sales have been impacted by sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers and by our price optimization initiative that we launched across our store network late in fiscal 2011. Our price optimization initiative has resulted in an increase in our gross margins.

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

Outlook

We intend to continue our growth by expanding our store base in our existing and new markets, capitalizing on consumer trends and improving our operating margins.

For the next several years, we intend to grow our store base in the Greater New York City metropolitan area at a rate of two to four stores annually. Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

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

Factors Affecting Our Operating Results

Various factors affect our operating results during each period, including:

Store Openings

We expect the new stores we open to be the primary driver of our sales, operating profit and market share gains. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities generally result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas.

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

In November and December 2012, we received advances of $5.5 million in partial settlement of our insurance claims. The insurance carriers designated $2.5 million of the November 2012 advance as non-refundable reimbursement for business interruption losses sustained at Red Hook, which amount was recorded as business interruption and storm-related insurance recoveries in our consolidated statement of operations for the thirteen and thirty-nine weeks ended December 30, 2012. Additionally, we recognized approximately $3.0 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expenses, a direct offset to the associated expenses, in our consolidated statement of operations for the thirteen and thirty-nine weeks ended December 30, 2012.

In December 2013, the Company and its insurers settled the insurance claims related to Hurricane Sandy and it received final payments totaling $4.4 million, bringing total insurance payments to $18.7 million.  At the time of claim settlement it had an insurance receivable of $1.3 million.  The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy.  The gain is recorded in Business interruption and gain on storm-related insurance recoveries in the Company’s consolidated statements of operations for the thirteen and thirty-nine weeks ended December 29, 2013.

Furthermore, following Hurricane Sandy we have seen increases in the market rate for insurance and our insurance premiums increased.

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

We do not consider same store sales, which controls for the effects of new store openings, to be as meaningful a measure for us as it may be for other retailers because as a destination food retailer in a concentrated market area we have in the past experienced, and in the future expect to experience, sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers. Our practice is to include sales from a store (including its related wine and spirits locations), in same-store sales beginning on the first day of the fifteenth full fiscal month following the store’s opening. This practice may differ from the methods that our competitors use to calculate same-store or “comparable” sales. As a result, data in this report regarding our same-store sales may not be comparable to similar data made available by our competitors.

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

•                                          whether a holiday falls in the same or a different fiscal period; and

•                                          the occurrence of severe weather conditions and other natural disasters during a fiscal period, which can cause store closures and/or consumer stocking of products.

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

Gross Profit

We use gross profit to measure the effectiveness of our pricing and procurement strategies as well as initiatives to increase sales of higher margin items and to reduce shrink. We calculate gross profit as net sales less cost of sales and occupancy costs. Gross margin measures gross profit as a percentage of our net sales. Cost of sales includes the cost of merchandise inventory sold during the period (net of discounts and allowances), distribution costs, food preparation costs (primarily labor) and shipping and handling costs. Occupancy costs include store rental costs and property taxes. The components of our cost of sales and occupancy costs may not be identical to those of our competitors. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by our competitors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, advertising and marketing expenses (including pre-opening advertising and marketing costs), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. Since Sterling acquired Fairway in January 2007, we have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses for the thirteen and thirty-nine weeks ended December 30, 2012 and the thirty-nine weeks ended December 29, 2013 include management fees paid to Sterling, which ceased upon consummation of our IPO in April 2013.

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

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, store opening costs (including pre-opening advertising costs), production center start-up costs, non-recurring expenses, equity compensation charges, management fees, gain on insurance recovery and costs of funding our charitable foundation. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We ceased paying management fees upon consummation of our IPO. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollars in thousands)	December 30, 2012	December 29, 2013	December 30, 2012	December 29, 2013
Net loss (a)	$(44,471)	$(31,268)	$(56,179)	$(71,438)

Management agreement termination (b)	—	—	—	9,200
Contractual IPO bonuses	—	—	—	8,105
Other IPO-related expenses	—	—	—	795
Sub-total IPO transaction expenses	—	—	—	18,100
Transaction expenses (c)	—	330	2,778	330
Transaction bonuses (d)	—	—	980	—
Non-recurring items (e)	1,446	717	4,346	3,057
Management fees (f)	1,190	—	2,632	877
Interest expense, net (g)	7,070	5,061	17,439	15,445
Income tax provision (h)	35,095	25,386	26,514	28,593
Store depreciation and amortization	4,547	6,028	12,560	16,823
Corporate depreciation and amortization	1,223	1,052	3,340	3,219
Equity compensation charge	55	2,928	83	7,752
Store opening costs	5,299	2,140	16,603	9,037
Production center start-up costs	—	1,367	—	3,208
Pre-opening advertising costs	919	620	2,746	2,638
Gain on insurance recovery	—	(3,089)	—	(3,089)
Foundation funding	—	1,500	—	1,500
Adjusted EBITDA	$12,373	$12,772	$33,842	$36,052

(a)                                 Our Red Hook store was temporarily closed beginning October 29, 2012 due to damage sustained in Hurricane Sandy. Management estimates that during the period in the prior fiscal year corresponding to the period in the thirteen and thirty-nine weeks ended December 30, 2012 that this store was closed, the Red Hook store generated approximately $12.7 million of sales and $4 million of gross profit.  In the thirteen and thirty-nine weeks ended December 30, 2012, we recognized approximately $3.0 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expense, a direct offset to the associated expenses.  In the thirteen and thirty-nine weeks ended December 30, 2012, we recognized $2.5 million of non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red Hook store as a result of damage sustained during Hurricane Sandy. See note (h) below with respect to valuation allowances against our deferred tax assets.

(b)                                 Represents the fee paid, in connection with the IPO, to Sterling to terminate the management agreement.

(c)                                  Represents fees and expenses in connection with the refinancing of our 2011 senior credit facility in the thirty-nine weeks ended December 30, 2012 and expenses related to the rating agency review of us required by our 2013 senior credit facility in the thirteen and thirty-nine weeks ended December 29, 2013.

(d)                                 Represents bonuses paid to certain members of our management in connection with the refinancing of our 2011 senior credit facility.

(e)                                  In the thirteen and thirty-nine weeks ended December 30, 2012, consists principally of pre-IPO related expenses, outside consultants, certain legal fees and severance expenses.  In the thirteen and thirty-nine weeks ended December 29, 2013 represents certain legal fees, consultants and severance expenses.

(f)                                   Represents management fees paid to an affiliate of Sterling, including in the thirty-nine weeks ended December 29, 2013 $0.7 million of prepaid fees expensed at the IPO date.

(g)                                  Includes amortization of deferred financing costs and original issue discount. See note 4 to our financial statements in Item 1 above.

(h)                                 During the thirteen and thirty-nine weeks ended December 30, 2012, we recorded a $39.0 million partial valuation allowance against our December 30, 2012 deferred tax asset. During the thirteen and thirty-nine weeks ended December 29, 2013, we recorded a $25.9 million charge to provide a full valuation allowance against our December 29, 2013 deferred tax asset.  See Note 8 to our financial statements appearing in Item I of this report.

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

Establishment of Charitable Foundation

In the thirteen weeks ended December 29, 2013, we established a charitable foundation (the “Foundation”) to provide charitable grants in and around the communities we serve.  We provided $1.5 million of initial funding for the Foundation, which is recorded as general and administrative expenses.  We are in the process of applying for tax-exempt status for the Foundation.

Restructuring

Subsequent to December 29, 2013, we initiated an organizational realignment to remove redundant costs and streamline parts of the business model to enhance overall productivity.  Net of reinvestments back into the business, we expect to achieve annualized cost savings of approximately $3-4 million.  In connection with the plan, we expect to incur charges, primarily severance, over the next year of approximately $7.0 million.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(Dollars in thousands)	December 30, 2012		December 29, 2013		December 30, 2012		December 29, 2013
Net sales (a)	$167,346	100.0%	$205,731	100.0%	$482,539	100.0%	$575,724	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	114,181	68.2	140,103	68.1	326,808	67.7	389,326	67.6
Gross profit (b)	53,165	31.8	65,628	31.9	155,731	32.3	186,398	32.4
Direct store expenses	38,374	22.9	49,449	24.0	111,362	23.1	139,051	24.2
General and administrative expenses (c)	14,298	8.5	16,582	8.1	42,492	8.8	65,591	11.4
Store opening costs	5,299	3.2	2,140	1.0	16,603	3.4	9,037	1.6
Production center start-up costs	—	—	1,367	0.7	—	—	3,208	0.6
Loss from operations	(4,806)	(2.9)	(3,910)	(1.9)	(14,726)	(3.1)	(30,489)	(5.3)
Business interruption and gain on storm-related insurance recoveries (d)	2,500	1.5	3,089	1.5	2,500	0.5	3,089	0.5
Interest expense, net	(7,070)	(4.2)	(5,061)	(2.5)	(17,439)	(3.6)	(15,445)	(2.7)
Loss before income taxes	(9,376)	(5.6)	(5,882)	(2.9)	(29,655)	(6.1)	(42,845)	(7.4)
Income tax provision	(35,095)	(21.0)	(25,386)	(12.3)	(26,514)	(5.5)	(28,593)	(5.0)
Net loss	$(44,471)	(26.6)%	$(31,268)	(15.2)%	$(56,179)	(11.6)%	$(71,438)	(12.4)%

(a)           Our Red Hook store was temporarily closed beginning October 29, 2012 due to damage sustained in Hurricane Sandy. During the period in the prior fiscal year corresponding to the period in the thirteen and thirty-nine weeks ended December 29, 2012 that this store was closed, net sales at the Red Hook store were approximately $12.7 million.

(b)           Our Red Hook store was temporarily closed beginning October 29, 2012 due to damage sustained in Hurricane Sandy. Management estimates that during the period in the prior fiscal year corresponding to the period in the thirteen and thirty-nine weeks ended December 29, 2012 that this store was closed, the Red Hook store generated approximately $4.0 million of gross profit.

(c)           In the thirteen and thirty-nine weeks ended December 30, 2012, we recognized approximately $3.0 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expense, a direct offset to the associated expenses.

(d)           In the thirteen and thirty-nine weeks ended December 30, 2012, we recognized $2.5 million of non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red Hook store as a result of damage sustained during Hurricane Sandy.

In December 2013, we and our insurers settled the remaining insurance claims related to Hurricane Sandy and received final payments totaling $4.4 million, bringing total insurance payments to $18.7 million.  At the time of claim settlement we had an insurance receivable of $1.3 million.  The settlement resulted in a $3.1 million gain.

Thirteen Weeks Ended December 29, 2013 Compared With Thirteen Weeks Ended December 30, 2012

The effects of Hurricane Sandy, the temporary closure of all of our stores for one or two days and our Red Hook, Brooklyn (“Red Hook”) store for two months and the receipt of insurance proceeds in the thirteen weeks ended December 30, 2012 and the overlap of Thanksgiving and Hanukah and the compressed timeframe between Thanksgiving and Christmas in the thirteen weeks ended December 29, 2013  may affect the comparability of the financial data for the thirteen week periods ended December 30, 2012 and December 29, 2013. Comparable store information excludes our Red Hook store.

Net Sales

We had net sales of $205.7 million in the thirteen weeks ended December 29, 2013, an increase of $38.4 million, or 22.9%, from $167.3 million in the thirteen weeks ended December 30, 2012.  Approximately 77.1% of the increase, or $29.6 million, was attributable to the net sales at our new stores not included in the comparable store base, with the remaining growth driven by the net sales from our Red Hook store, which was closed for the last nine weeks of the thirteen weeks ended December 30, 2012, beginning on October 29, 2012, due to damage sustained from Hurricane Sandy, partially offset by a comparable store sales decline of $2.7 million.  Excluding net sales from our Red Hook store in both periods as a result of its temporary closure, net sales increased $26.9 million, or 16.6%, to $188.7 million in the thirteen weeks ended December 29, 2013 from $161.8 million in the thirteen weeks ended December 30, 2012 as a result of the net sales from new stores not included in the comparable store base, partially offset by comparable store sales decline of $2.7 million.

Comparable store sales decreased 1.7% in the thirteen weeks ended December 29, 2013 compared to the thirteen weeks ended December 30, 2012.  Customer transactions in our comparable stores decreased by 0.9% and the average transaction size at our comparable stores decreased by 0.9%.  Comparable store sales were negatively impacted by the overlap of Thanksgiving and Hanukah, the compressed timeframe between Thanksgiving and Christmas and the effect of Hurricane Sandy, which led to a combination of pre- and post- storm pantry stocking and absorbed market share from competitors that were not fully operational for some period subsequent to the storm, including our own store in Red Hook.

Gross Profit

Gross profit was $65.6 million for the thirteen weeks ended December 29, 2013, an increase of $12.5 million, or 23.4%, from $53.2 million for the thirteen weeks ended December 30, 2012.  Our gross margin increased approximately 10 basis points to 31.9% for the thirteen weeks ended December 29, 2013 compared to 31.8% in the thirteen weeks ended December 30, 2012.  The increase in gross margin was primarily attributable to an improvement in merchandise gross margin partially offset by higher occupancy costs, as a percentage of sales, at our new stores and an increase in rent at one of our existing stores due to the expansion of the leased space.  Excluding Red Hook in both periods as a result of its temporary closure, gross profit for the thirteen weeks ended December 29, 2013 increased $8.6 million, or 16.7%, to $60.1 million from $51.5 million in the thirteen weeks ended December 30, 2012 and gross margin remained flat over the same period last year at 31.8%.

Direct Store Expenses

Direct store expenses were $49.4 million in the thirteen weeks ended December 29, 2013, an increase of $11.1 million, or 28.9%, from $38.4 million for the thirteen weeks ended December 30, 2012.  The increase in direct store expenses was primarily attributable to the three new stores we opened subsequent to September 30, 2012 and the re-opening of our Red Hook store, which was closed for the last nine weeks of the thirteen weeks ended December 30, 2012. With more stores in operation during the thirteen weeks ended December 29, 2013, our store labor expenses increased $3.8 million and our other store operating expenses increased $5.8 million compared to the thirteen weeks ended December 30, 2012.  The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $1.5 million, or 32.6%, to $6.0 million for the thirteen weeks ended December 29, 2013, compared to direct store depreciation expense for the thirteen weeks ended December 30, 2012 of $4.5 million.  The increase in direct store depreciation expense for the thirteen weeks ended December 29, 2013 compared with the thirteen weeks ended December 30, 2012 is primarily attributable to the increase in the number of stores, including the re-opening of our Red Hook store.  Excluding Red Hook in both periods as a result of its temporary closure, direct store expenses increased $8.6 million, or 22.9%, to $45.8 million in the thirteen weeks ended December 29, 2013 from $37.3 million in the thirteen weeks ended December 30, 2012.

Direct store expenses, as a percentage of net sales, increased approximately 110 basis points to 24.0% in the thirteen weeks ended December 29, 2013 from 22.9% in the thirteen weeks ended December 30, 2012, primarily due to higher store operating expenses at our three new locations that opened subsequent to September 30, 2012, which is typical for new stores during the first few quarters of operations, and expense deleveraging at existing stores due to the effect of Hurricane Sandy, which positively impacted net sales in the thirteen weeks ended December 30, 2012.  Excluding Red Hook in both periods, direct store expenses, as a percentage of net sales, increased approximately 120 basis points to 24.3% in the thirteen weeks ended December 29, 2013 compared to 23.1% in the thirteen weeks ended December 30, 2012

General and Administrative Expenses

General and administrative expenses were $16.6 million for the thirteen weeks ended December 29, 2013, an increase of $2.3 million, or 16.0%, from $14.3 million for the thirteen weeks ended December 30, 2012.  The increase in our general and administrative expenses was primarily attributable to a $2.9 million increase in our equity stock compensation expense, a $1.5 million charge related to the funding of our Foundation and $0.3 million of expenses related to the rating agency review of us required by our 2013 Senior Credit Facility. The Central Service component of general and administrative expenses, which includes an incremental $0.3 million of costs associated with being a public company, remained flat in the thirteen weeks ended December 29, 2013 compared to the same period in the prior year.  These costs were partially offset by the elimination of our management fees paid to Sterling, which were $1.2 million in the comparable prior period, a decrease in non-recurring charges of $0.7 million and a decrease in pre-opening advertising of $0.3 million.  In the thirteen weeks ended December 30, 2012, we recognized approximately $3.0 million for reimbursable ongoing business expenses and remediation costs incurred in connection with the damage to our Red Hook store due to Hurricane Sandy and recorded this amount as a reduction in general and administrative expenses, a direct offset to the associated expenses.  The portion of depreciation and amortization included in general and administrative expenses was $1.1 million for the thirteen weeks ended December 29, 2013, a decrease of $0.2 million, or 14.0%, from $1.2 million for the thirteen weeks ended December 30, 2012.  Excluding management fees, stock compensation expense and the charge related to funding our Foundation, general and administrative expenses were $11.8 million for the thirteen weeks ended December 29, 2013, a decrease of $1.2 million, or 9.4%, from $13.1 million for the thirteen weeks ended December 30, 2012.

General and administrative expenses, as a percentage of net sales, decreased approximately 40 basis points to 8.1% for the thirteen weeks ended December 29, 2013, from 8.5% for the thirteen weeks ended December 30, 2012.  Excluding net sales from the Red Hook store in both periods as a result of its temporary closure, general and administrative expenses, as a percentage of net sales, remained relatively flat at 8.8% for both periods,

Excluding the management fees paid to Sterling, stock compensation expense and the charge related to funding our Foundation, general and administrative expenses, as a percentage of net sales, decreased approximately 210 basis points to 5.7% for the thirteen weeks ended December 29, 2013 from 7.8% for the thirteen weeks ended December 30, 2012, and excluding net sales from the Red Hook store in both periods as a result of its temporary closure, these adjusted general and administrative expenses, as a percentage of net sales, decreased approximately 180 basis points to 6.3% in the thirteen weeks ended December 29, 2013 from 8.1% in the thirteen weeks ended December 30, 2012.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	December 30, 2012		December 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
General and administrative expenses	$14,298	8.5%	$16,582	8.1%
Management fees	(1,190)	(0.7)	—	—
Transaction expenses	—	—	(330)	(0.2)
Non-recurring items	(1,446)	(0.9)	(717)	(0.3)
Corporate depreciation and amortization	(1,223)	(0.7)	(1,052)	(0.5)
Equity compensation charge	(55)	—	(2,928)	(1.4)
Pre-opening advertising costs	(919)	(0.5)	(620)	(0.3)
Foundation funding	—	—	(1,500)	(0.7)
Central services	$9,465	5.7%	$9,435	4.6%

Store Opening Costs

Store opening costs were $2.1 million for the thirteen weeks ended December 29, 2013, a decrease of $3.2 million, or 59.6%, from $5.3 million for the thirteen weeks ended December 30, 2012.  Store opening costs for the thirteen weeks ended December 29, 2013 include $1.6 million for the store we opened in Nanuet, New York on October 10, 2013, $0.1 million for our Chelsea store and $0.4 million for the store we are opening in Lake Grove, NY in mid-calendar 2014.  Store opening costs for the thirteen weeks ended December 30, 2012 primarily consisted of $4.8 million for the new store we opened in December 2012 in the Kips Bay neighborhood of Manhattan and $0.4 million of deferred rent for the period the Red Hook store was temporarily closed due to damage sustained during Hurricane Sandy.  Approximately $0.9 million of store opening costs for the thirteen weeks ended December 30, 2012 did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.4 million for the thirteen weeks ended December 29, 2013.  Approximately $0.4 million of these costs did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirteen weeks ended December 29, 2013, our operating loss was $3.9 million, a decrease of $0.9 million from a loss of $4.8 million for the thirteen weeks ended December 30, 2012.  The decrease in the loss from operations was primarily attributable to increased gross profit and lower store opening costs and no management fees, partially offset by increased direct store operating expense primarily related to our new stores, increased general and administrative expenses primarily as a result of increased stock compensation expense, the charge related to funding our Foundation and production center start-up costs.

Excluding the results of the Red Hook store in both periods as a result of its temporary closure, our operating loss was $5.8 million in the thirteen weeks ended December 29, 2013, an increase of $0.4 million from an operating loss of $5.4 million in the thirteen weeks ended December 30, 2012.

Interest Expense

Interest expense decreased 28.4%, or $2.0 million, to $5.1 million for the thirteen weeks ended December 29, 2013, from $7.1 million for the thirteen weeks ended December 30, 2012, primarily due to lower interest rates resulting from the February 2013 senior credit facility, the repayment of a subordinated promissory note of approximately $7.3 million in March 2013, and the subsequent May 2013 amendment to our existing senior credit facility to lower interest rates, partially offset by an increase in the amortization of deferred financing fees and original issue discount of approximately $0.4 million and an increase in average borrowings under our senior credit facility entered into in February 2013.  The cash portion of interest expense for the thirteen weeks ended December 29, 2013 and December 30, 2012 was $3.8 million and $6.2 million, respectively.

Income Taxes

We recorded an income tax provision of $25.4 million in the thirteen weeks ended December 29, 2013 compared to a provision of $35.1 million in the thirteen weeks ended December 30, 2012.  We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.  In addition, in the thirteen weeks ended December 30, 2012 we recorded a partial valuation allowance of $39.0 million against deferred tax assets and in the thirteen weeks ended December 29, 2013, we recorded a valuation allowance of $25.9 million against our remaining deferred tax assets.

Net Loss

Our net loss was $31.3 million for the thirteen weeks ended December 29, 2013, a decrease of $13.2 million, or 29.7%, from a net loss of $44.5 million for the thirteen weeks ended December 30, 2012. The decrease in net loss was primarily attributable to increased gross profit, lower store opening costs, a reduction in our income tax provision and lower interest expense, partially offset by increased direct store operating expenses primarily related to our new stores, increased general and administrative expenses primarily a result of increased stock compensation expenses and the charge related to funding our Foundation and production center start-up costs.  Excluding Red Hook in both periods as a result of its temporary closure, the income tax provision and business interruption and gain on storm-related insurance recoveries, our net loss was $10.9 million in the thirteen weeks ended December 29, 2013, a decrease of $1.6 million from a net loss of $12.5 million in the thirteen weeks ended December 30, 2012.

Our adjusted net loss was $2.2 million for the thirteen weeks ended December 29, 2013, a decrease of $3.6 million, or 61.6%, from the thirteen weeks ended December 30, 2012.  Excluding Red Hook in both periods as a result of its temporary closure, our adjusted net loss was $4.2 million in the thirteen weeks ended December 29, 2013, a decrease of $4.7 million, or 53.3%, from an adjusted net loss of $8.9 million in the thirteen weeks ended December 30, 2012.   We define adjusted net loss as net loss plus any non-recurring expenses and any other non-cash charges which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	December 30, 2012		December 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
Net loss	$(44,471)	(26.6)%	$(31,268)	(15.2)%
Management fees	1,190	0.7	—	—
Transaction expenses	—	—	330	0.2
Non-recurring items	1,446	0.9	717	0.3
Non-cash interest	888	0.5	1,270	0.6
Equity compensation charge	55	—	2,928	1.4
Income tax provision	35,095	21.0	25,386	12.3
Gain on insurance recovery	—	—	(3,089)	(1.5)
Foundation funding	—	—	1,500	0.7
Adjusted net loss	$(5,797)	(3.5)%	$(2,226)	(1.1)%

Thirty-Nine Weeks Ended December 29, 2013 Compared With Thirty-Nine Weeks Ended December 30, 2012

The effects of Hurricane Sandy, the temporary closure of all of our stores for one or two days and our Red Hook store for two months and the receipt of insurance proceeds in the thirty-nine weeks ended December 30, 2012, the occurrence of Passover and Easter in the thirty-nine weeks ended December 30, 2012 but not in the thirty-nine weeks ended December 29, 2013 and the overlap of Thanksgiving and Hanukah and the compressed timeframe between Thanksgiving and Christmas in the thirty-nine weeks ended December 29, 2013 may affect the comparability of the financial data for the thirty-nine week periods ended December 30, 2012 and December 29, 2013. Comparable store information excludes our Red Hook store.

Net Sales

We had net sales of $575.7 million in the thirty-nine weeks ended December 29, 2013, an increase of $93.2 million, or 19.3%, from $482.5 million in the thirty-nine weeks ended December 30, 2012.  Approximately 86.0% of the increase, or $80.0 million, was attributable to the net sales from our new stores not included in the comparable store base, with the remaining sales growth primarily attributable to the net sales from our Red Hook store which was closed for the last nine weeks of the thirty-nine weeks ended December 30, 2012, beginning on October 29, 2012, due to damage sustained from Hurricane Sandy and a small increase in comparable store sales.  Excluding net sales at our Red Hook store in both periods as a result of its temporary closure, net sales increased $80.9 million, or 18.3%, in the thirty-nine weeks ended December 29, 2013 primarily as a result of the net sales from our new stores not included in the comparable store base, as well as a small increase in comparable store sales.  Net sales for the thirty-nine weeks ended December 30, 2012 include sales related to the Easter and Passover holidays; however, these holidays occurred prior to the beginning of the thirty-nine weeks ended December 29, 2013.

Comparable store sales increased 0.2% in the thirty-nine weeks ended December 29, 2013 compared to the thirty-nine weeks ended December 30, 2012.  Customer transactions in our comparable stores decreased by 0.2%, although the average transaction size at our comparable stores increased by 0.4%.  Comparable store sales metrics were negatively impacted in the thirty-nine weeks ended December 29, 2013 by the shift of Easter and Passover out of the first quarter, the compressed time frame between Thanksgiving and Christmas in the thirteen weeks ended December 29, 2013 and the effect of Hurricane Sandy in the thirty-nine weeks ended December 30, 2012 which led to a combination of pre- and post- storm pantry stocking and absorbed market share from competitors that were not fully operational for some period subsequent to the storm.

Gross Profit

Gross profit was $186.4 million for the thirty-nine weeks ended December 29, 2013, an increase of $30.7 million, or 19.7%, from $155.7 million for the thirty-nine weeks ended December 30, 2012.  Our gross margin increased approximately 10 basis points to 32.4% for the thirty-nine weeks ended December 29, 2013 compared to 32.3% in the thirty-nine weeks ended December 30, 2012.  The increase in gross margin was primarily attributable to an improvement in merchandise gross margin, partially offset by higher occupancy costs, as a percentage of sales, at our new stores and an increase in rent at one of our existing stores due to the expansion of the leased space.

Excluding Red Hook from both periods as a result of its temporary closure, gross profit was $168.9 million for the thirty-nine weeks ended December 29, 2013, an increase of $25.7 million, or 17.9%, from $143.3 million for the thirty-nine weeks ended December 30, 2012 and gross margin decreased approximately 10 basis points to 32.2% for the thirty-nine weeks ended December 29, 2013, from 32.3% in the same period of the prior year.

Direct Store Expenses

Direct store expenses were $139.1 million in the thirty-nine weeks ended December 29, 2013, an increase of $27.7 million, or 24.9%, from $111.4 million for the thirty-nine weeks ended December 30, 2012.  The increase in direct store expenses was primarily attributable to the five new stores that we opened subsequent to April 1, 2012 and the re-opening of our Red Hook store, which was closed for the last nine weeks of the thirty-nine weeks ended December 30, 2012. With more stores in operation during the thirty-nine weeks ended December 29, 2013, our store labor expenses increased $10.4 million and our other store operating expenses increased $13.0 million compared to the thirty-nine weeks ended December 30, 2012.  The portion of our depreciation expense included in direct store expense, which includes amortization of prepaid rent, increased $4.3 million, or 33.9%, to $16.8 million for the thirty-nine weeks ended December 29, 2013, compared to direct store depreciation expense for the thirty-nine weeks ended December 30, 2012 of $12.6 million.  The increase in direct store depreciation expense for the thirty-nine weeks ended December 29, 2013 compared with the thirty-nine weeks ended December 30, 2012 is primarily attributable to the increase in the number of stores.  Excluding Red Hook from both periods as a result of its temporary closure, direct store expenses were $127.9 million in the thirty-nine weeks ended December 29, 2013, an increase of $24.8 million, or 24.0%, from $103.1 million in the thirty-nine weeks ended December 30, 2012.

Direct store expenses, as a percentage of net sales, increased approximately 110 basis points to 24.2% in the thirty-nine weeks ended December 29, 2013 from 23.1% for the thirty-nine weeks ended December 30, 2012, primarily due to higher store operating expenses at our five new locations opened subsequent to April 1, 2012, which is typical for new stores during the first few quarters of operations, and expense deleveraging at existing stores due to the effect of Hurricane Sandy, which positively impacted net sales in the thirty-nine weeks ended December 30, 2012.  Excluding Red Hook from both periods as a result of its temporary closure, direct store expenses, as a percentage of net sales, increased approximately 110 basis points to 24.4% in the thirty-nine weeks ended December 29, 2013 from 23.3% in the thirty-nine weeks ended December 30, 2012.

General and Administrative Expenses

General and administrative expenses were $65.6 million for the thirty-nine weeks ended December 29, 2013, an increase of $23.1 million, or 54.4%, from $42.5 million for the thirty-nine weeks ended December 30, 2012.  The increase in our general and administrative expenses was primarily attributable to expenses related to our IPO of $18.1 million, including $9.2 million to terminate the management agreement with Sterling upon consummation of our IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of our IPO and $0.8 million of other IPO related expenses.  We also recorded $7.8 million of equity compensation expense related to restricted stock unit and stock option grants for the thirty-nine weeks ended December 29, 2013, an increase of $7.7 million over the same period for the prior year, $0.3 million of expenses related to the rating agency review of us required by our 2013 Senior Credit Facility and a $1.5 million charge related to the funding of our Foundation. The remaining increase in general and administrative expenses of $2.5 million is primarily due to an increase in costs associated with being a public company of $1.3 million and our continued investments in management, information technology systems, infrastructure, compliance and marketing to support our continued growth strategy.  These charges were partially offset by a reduction in management fees of $1.8 million as a result of the termination of our management agreement with Sterling in connection with our IPO, a reduction in non-recurring expenses of $1.3 million and a reduction in transaction fees and expenses of $3.8 million in the prior comparable period related to the refinancing of our 2011 senior credit facility.  In the thirteen weeks ended December 30, 2012, we recognized approximately $3.0 million for reimbursable ongoing business expenses and remediation costs incurred in connection with the damage to our Red Hook, Brooklyn store due to Hurricane Sandy and recorded this amount as a reduction in general and administrative expenses, a direct offset to the associated expenses.  The portion of depreciation and amortization included in general and administrative expenses was $3.2 million for the thirty-nine weeks ended December 29, 2013, a decrease of $0.1 million, or 3.6%, from $3.3 million for the thirty-nine weeks ended December 30, 2012.  Excluding fees and expenses related to the IPO, fees and expenses related to the refinancing of our 2011 senior credit facility, management fees, equity compensation expense and the Foundation funding, general and administrative expenses were $37.0 million for the thirty-nine weeks ended December 29, 2013, an increase of $1.0 million, or 2.8%, from $36.0 million for the thirty-nine weeks ended December 30, 2012.

General and administrative expenses, as a percentage of net sales, increased to 11.4% for the thirty-nine weeks ended December 29, 2013, from 8.8% for the thirty-nine weeks ended December 30, 2012.  Excluding net sales from the Red Hook store in both periods as a result of its temporary closure, general and administrative expenses, as a percentage of net sales, increased to 12.5% for the thirty-nine weeks ended December 29, 2013, from 9.6% for the thirty-nine weeks ended December 30, 2012.

Excluding fees and expenses related to our IPO, fees and expenses related to the refinancing of our 2011 senior credit facility, management fees, stock compensation expense  and the Foundation funding charge, general and administrative expenses, as a percentage of net sales, decreased to 6.4% for the thirty-nine weeks ended December 29, 2013 from 7.5% for the thirty-nine weeks ended December 30, 2012, and excluding the net sales from the Red Hook store in both periods as a result of its temporary closure, these adjusted general and administrative expenses, as a percentage of net sales, decreased approximately 100 basis points to 7.1% in the thirty-nine weeks ended December 29, 2013 from 8.1% in the thirty-nine weeks ended December 30, 2012.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirty-Nine Weeks Ended
	December 30, 2012		December 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
General and administrative expenses	$42,492	8.8%	$65,591	11.4%
Management agreement termination	—	—	(9,200)	(1.6)
Contractual IPO bonuses	—	—	(8,105)	(1.4)
Other IPO-related expenses	—	—	(795)	(0.1)
Sub-total IPO transaction costs	—	—	(18,100)	(3.1)
Management fees	(2,632)	(0.5)	(877)	(0.2)
Transaction expenses	(2,778)	(0.6)	(330)	(0.1)
Transaction bonuses	(980)	(0.2)	—	—
Non-recurring items	(4,346)	(0.9)	(3,057)	(0.5)
Corporate depreciation and amortization	(3,340)	(0.7)	(3,219)	(0.6)
Equity compensation charge	(83)	—	(7,752)	(1.3)
Pre-opening advertising costs	(2,746)	(0.6)	(2,638)	(0.5)
Foundation funding	—	—	(1,500)	(0.3)
Central services	$25,587	5.3%	$28,118	4.9%

Store Opening Costs

Store opening costs were $9.0 million for the thirty-nine weeks ended December 29, 2013, a decrease of $7.6 million from $16.6 million for the thirty-nine weeks ended December 30, 2012.  Store opening costs for the thirty-nine weeks ended December 29, 2013 include approximately $4.9 million related to the store that opened in the Chelsea neighborhood of Manhattan on July 24, 2013 (several weeks later than the original target date), $3.7 million for the store that opened on October 10, 2013 in Nanuet, NY and $0.4 million for the store we plan to open in Lake Grove, NY in mid-calendar 2014.  Store opening costs for the thirty-nine weeks ended December 30, 2012 primarily consisted of $4.2 million for the store (including the integrated Fairway Wine & Spirits location) that we opened in Woodland Park, New Jersey in June 2012, $4.9 million for the Westbury, Long Island store we opened in August 2012 and $7.1 million for the store we opened in December 2012 in the Kips Bay neighborhood in Manhattan and $0.4 million of deferred rent for the period the Red Hook store was temporarily closed due to damage sustained during Hurricane Sandy.  Approximately $1.3 million and $2.2 million of store opening costs in the thirty-nine weeks ended December 29, 2013 and December 30, 2012, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $3.2 million for the thirty-nine weeks ended December 29, 2013.  Approximately $0.9 million of these costs did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirty-nine weeks ended December 29, 2013, our operating loss was $30.5 million, an increase of $15.8 million from a loss of $14.7 million for the thirty-nine weeks ended December 30, 2012.  The increase in the loss from operations was primarily attributable to an increase in direct store expenses primarily related to our new stores, an increase in general and administrative expenses primarily related to costs associated with our IPO, increased equity compensation and production center start-up costs, partially offset by an increase in gross profit and less store opening costs.

Excluding the results of our Red Hook store in both periods as a result of its temporary closure, our operating loss for the thirty-nine weeks ended December 29, 2013 was $36.9 million, an increase of $17.9 million from $19.0 million in thirty-nine weeks ended December 30, 2012.

Interest Expense

Interest expense was $15.4 million for the thirty-nine weeks ended December 29, 2013, a decrease of $2.0 million, or 11.4%, from $17.4 million for the thirty-nine weeks ended December 30, 2012, primarily due to lower interest rates resulting from the February 2013 senior credit facility, the repayment of a subordinated promissory note of approximately $7.3 million in March 2013 and the subsequent May 2013 amendment to our existing senior credit facility, partially offset by an increase in the amortization of deferred financing fees and original issue discount of approximately $1.8 million and an increase in average borrowings related to the senior credit facility entered into in February 2013.  The cash portion of interest expense for the thirty-nine weeks ended December 29, 2013 and December 30, 2012 was $11.7 million and $15.5 million, respectively.

Income Taxes

We recorded an income tax provision of $28.6 million in the thirty-nine weeks ended December 29, 2013 compared to a provision of $26.5 million in the thirty-nine weeks ended December 30, 2012.  We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.  In addition, in the thirteen weeks ended December 30, 2012 we recorded a partial valuation allowance of $39.0 million against deferred tax assets and in the thirteen weeks ended December 29, 2013, we recorded a valuation allowance of $25.9 million against our remaining deferred tax assets.

Net Loss

Our net loss was $71.4 million for the thirty-nine weeks ended December 29, 2013, an increase of $15.3 million, or 27.2%, from a net loss of $56.2 million for the thirty-nine weeks ended December 30, 2012. The increase in net loss was primarily attributable to an increase in direct store expenses primarily related to our new stores, an increase in general and administrative expenses primarily related to costs associated with our IPO, increased equity compensation and production center start-up costs and an increase in our income tax provision, partially offset by an increase in gross profit and lower store opening costs.  Excluding Red Hook from both periods, as a result of its temporary closure, the income tax provision and business interruption and gain on storm-related insurance recoveries, net loss for the thirty-nine weeks ended December 29, 2013 was $52.3 million, an increase of $15.9 million from a net loss of $36.4 million in the thirty-nine weeks ended December 30, 2012.

Our adjusted net loss was $10.6 million for the thirty-nine weeks ended December 29, 2013, a decrease of $6.3 million, or 37.5%, from the thirty-nine weeks ended December 30, 2012.  Excluding Red Hook from both periods as a result of its temporary closure, adjusted net loss was $16.9 million for the thirty-nine weeks ended December 29, 2013, a decrease of $6.7 million from $23.7 million for the thirty-nine weeks ended December 30, 2012.  We define adjusted net loss as net loss plus any non-recurring expenses and any other non-cash charges which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirty-Nine Weeks Ended
	December 30, 2012		December 29, 2013
(Dollars in thousands)		% of Net Sales		% of Net Sales
Net loss	$(56,179)	(11.6)%	$(71,438)	(12.4)%
Management agreement termination	—	—	9,200	1.6
Contractual IPO bonuses	—	—	8,105	1.4
Other IPO-related expenses	—	—	795	0.1
Sub-total IPO transaction expenses	—	—	18,100	3.1
Management fees	2,632	0.5	877	0.2
Transaction expenses	2,778	0.6	330	0.1
Transaction bonuses	980	0.2	—	—
Non-recurring items	4,346	0.9	3,057	0.5
Non-cash interest	1,923	0.4	3,735	0.6
Equity compensation charge	83	—	7,752	1.3
Income tax provision	26,514	5.5	28,593	5.0
Gain on insurance recovery	—	—	(3,089)	(0.5)
Foundation funding	—	—	1,500	0.3
Adjusted net loss	$(16,923)	(3.5)%	$(10,583)	(1.8)%

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

At December 29, 2013, we had $54.3 million in cash and cash equivalents and $18.4 million in borrowing availability pursuant to our senior credit facility. We were in compliance with all debt covenants under our senior credit facility as of December 29, 2013. Our senior credit facility is discussed below under “—Senior Credit Facility”.

We believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans; however, if we are able to secure additional financing at favorable terms we may choose to do so to provide more flexibility for future growth opportunities.

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
(Dollars in Thousands)	December 30, 2012	December 29, 2013
Net cash used in operating activities	$(6,649)	$(11,477)
Net cash used in investing activities	(41,801)	(31,967)
Net cash provided by financing activities	47,450	76,023
Net (decrease) increase in cash and cash equivalents	$(1,000)	$32,579

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and changes in deferred income taxes and the effect of working capital changes.

We used cash in operating activities of $6.6 million and $11.5 million during the thirty-nine weeks ended December 30, 2012 and December 29, 2013, respectively. The increase in cash used is primarily related to the non-recurring costs of $18.1 million associated with our IPO and increased working capital needs related to new store openings, including the re-opening of our Red Hook store, partially offset by $3.9 million of insurance proceeds.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements. Cash used in investing activities was partially offset by insurance proceeds received.

We received $3.4 million of insurance proceeds and made capital expenditures of $45.2 million in the thirty-nine weeks ended December 30, 2012, of which $40.7 million was in connection with the three stores (one of which included an integrated Fairway Wines & Spirits location) we opened in the period and $0.6 million was in connection with the store we opened in Nanuet, NY on October 10, 2013.  The remaining approximately $3.9 million of capital expenditures in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We received $4.4 million of insurance proceeds and made capital expenditures of $36.4 million in the thirty-nine weeks ended December 29, 2013, of which $10.9 million was in connection with the store we opened in the Chelsea neighborhood of Manhattan in July 2013, $13.9 million was in connection with the store we opened in Nanuet, NY in October 2013, $3.5 million was in connection with our new production facility and $1.0 million was in connection with the store we plan to open in Lake Grove, NY in mid-calendar 2014.  The remaining approximately $7.1 million of capital expenditures includes $1.2 million related to re-opening our Red Hook store and $5.3 million for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $15 million to $20 million on capital expenditures during the remainder of fiscal 2014, primarily related to the expansion of the initial phase of our new central production facility and the store we plan to open in Lake Grove, NY in mid-calendar 2014.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Thirty-Nine Weeks Ended
(Dollars in thousands)	December 30, 2012	December 29, 2013
Proceeds from long-term debt, net	$256,225	$—
Payments on long-term debt	(208,775)	(2,063)
Proceeds from issuance of common stock, net of issuance costs	—	158,821
Cash dividends paid on preferred stock	—	(76,818)
Issuance costs for debt re-pricing	—	(3,917)
Net cash provided by financing activities	$47,450	$76,023

Net cash provided by financing activities during the thirty-nine weeks ended December 30, 2012 was $47.5 million, representing net proceeds from our 2012 credit facility, offset by principal repayments on our outstanding debt.

Net cash provided by financing activities during the thirty-nine weeks ended December 29, 2013 was $76.0 million, consisting principally of $158.8 million of net proceeds received from our IPO, less the $76.8 million cash dividend payment on our preferred stock made with the proceeds of such offering and $3.9 million of costs related to our debt re-pricing as well as principal payments on our outstanding debt of $2.1 million.

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters’ exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual IPO bonuses to certain members of our management totaling approximately $8.1 million. We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes. During the thirty-nine weeks ended December 29, 2013, we used approximately $15.4 million of the proceeds for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $17.9 million of the proceeds for capital expenditures and pre-opening costs in connection with the store we opened in October 2013 in Nanuet, NY, approximately $1.5 million of the proceeds in connection with the store we expect to open in Lake Grove, NY in mid-calendar 2014, approximately $5.2 million of the proceeds in connection with capital expenditures in our other stores and approximately $5.7 million of the proceeds in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

All of the borrower’s obligations under the Credit Facility, as amended, are unconditionally guaranteed (the “Guarantees”) by us and each of our direct and indirect subsidiaries (other than the borrower and any future unrestricted subsidiaries as we may designate, at our discretion, from time to time) (the “Guarantors”). Additionally, the Credit Facility and the Guarantees are secured by a first-priority perfected security interest in substantially all present and future assets of the borrower and each Guarantor, including accounts receivable, equipment, inventory, general intangibles, leases, intellectual property, investment property and intercompany notes among Guarantors.

Mandatory prepayments under the Credit Facility, as amended, are required with (i) 50% of adjusted excess cash flow (which percentage will decrease to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of assets sales or other dispositions of property by us and our restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions). In addition, the Credit Facility required that by May 15, 2013, the Company either fully repay its outstanding subordinated note or make a $7.7 million repayment of the outstanding term loan.  On March 7, 2013, the Company repaid in full its outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued interest aggregating $440,000.

The Credit Facility, as amended, contains customary affirmative covenants, including (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) maintenance of properties in good working order; (iv) payment of taxes; (v) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (vi) maintenance of adequate insurance; and (vii) inspection of books and records.

The Credit Facility, as amended, also contains customary negative covenants, including restrictions on (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by us; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. We are also required to comply with a maximum total leverage ratio financial covenant.

Events of default under the Credit Facility, as amended, include:

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

The foregoing is a brief summary of the material terms of the Credit Facility, as amended, and is qualified in its entirety by reference to the Credit Facility, as amended, filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of December 29, 2013, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended December 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From September 30, 2013 through December 29, 2013, we issued to certain of our non-employee directors 5,623 shares of Class A common stock in payment of their cash compensation for the fiscal quarter ended December 29, 2013 (including the additional cash compensation due our Executive Chairman for serving in that capacity), issued 1,734,335 shares of Class A common stock upon the exercise of outstanding warrants and granted to our officers, directors, employees and consultants an aggregate of 19,891 restricted stock units to be settled in shares of our Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. We intend to use the remainder of the net proceeds, approximately $64.7 million, for new store growth and other general corporate purposes, and during the thirty-nine weeks ended December 29, 2013, we used approximately $15.4 million of the proceeds in connection with the opening of our new store in the Chelsea neighborhood of Manhattan in July 2013, approximately $17.9 million of the proceeds in connection with the store we opened in October 2013 in Nanuet, NY, approximately $1.5 million of the proceeds in connection with the store we expect to open in Lake Grove, NY in mid-calendar 2014, approximately $5.2 million of the proceeds in connection with capital expenditures for our other stores and approximately $5.7 million of the proceeds in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 41 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ William Sanford
William Sanford
Interim Chief Executive Officer

Date: February 6, 2014

By:	/s/ Edward C. Arditte
Edward C. Arditte
Co-President and Chief Financial Officer

Date: February 6, 2014

By:	/s/ Linda M. Siluk
Linda M. Siluk
Vice President—Finance & Chief Accounting Officer

Date: February 6, 2014

Exhibit Index

Exhibit Number		Description
10.1

Letter Agreement, dated as of January 8, 2014, by and between Fairway Group Holdings Corp. and Howard Glickberg (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed January 13, 2014).†

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

† Denotes a management contract.

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