Form 10-K
period 2014-03-30
Fairway Group Holdings Corp
filed 2014-05-29
CIK 1555492

17

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 27, 2013, the last business day of the registrant’s most recently completed second quarter, was $502,064,178 based upon the closing price of $25.13 reported for such date on the NASDAQ Global Market.

As of May 23, 2014, the registrant had 29,205,245 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 29, 2014 (hereinafter referred to as the Proxy Statement) are incorporated by reference into Part III of this report.

Fairway Group Holdings Corp.

FORM 10-K For the Fiscal Year Ended March 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to open new stores on a timely basis or at all;
•	our ability to achieve sustained sales and profitable operating margins at new stores;
•	the availability of financing to pursue our new store openings on satisfactory terms or at all;
•	our ability to compete effectively with other retailers;
•	our ability to maintain price competitiveness;
•	our ability to achieve the anticipated benefits of our centralized production facility;
•	the geographic concentration of our stores;
•	ongoing economic uncertainty;
•	our ability to maintain or improve our operating margins;
•	our history of net losses;
•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;
•	ordering errors or product supply disruptions in the delivery of perishable products;
•	negative effects to our reputation from real or perceived quality or health issues with our food products;
•	restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;
•	our ability to protect or maintain our intellectual property;
•	the failure of our information technology or administrative systems to perform as anticipated;
•	data security breaches and the release of confidential customer information;
•	our ability to retain and attract senior management, key employees and qualified store-level employees;
•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;
•	changes in law;
•	additional indebtedness incurred in the future;
•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;
•

our ability to defend the purported securities class action and derivative lawsuits filed against us and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

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

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years in this report by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2010” refers to our fiscal year ended March 28, 2010, “fiscal 2011” refers to our fiscal year ended April 3, 2011, “fiscal 2012” refers to our fiscal year ended April 1, 2012, “fiscal 2013” refers to our fiscal year ended March 31, 2013 and “fiscal 2014” refers to our fiscal year ended March 30, 2014.

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

Our Company

Fairway Market is a growth-oriented food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, an approximately $30 billion food retail market that is the largest in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural / specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 14 locations in the Greater New York City metropolitan area, three of which include Fairway Wines & Spirits locations. Twelve of the stores were open prior to the beginning of fiscal 2014 and two stores were opened during fiscal 2014: our store located in the Chelsea neighborhood of Manhattan that we opened on July 24, 2013 and a store in Nanuet, NY which we opened on October 10, 2013. Seven of our food stores, which we refer to as our “urban stores,” are located in New York City, and the remainder, which we refer to as our “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. Our Brooklyn, NY location (“Red Hook”) was temporarily closed from October 29, 2012 through February 28, 2013 due to substantial damage sustained during Hurricane Sandy and reopened March 1, 2013. We expect to open a new store in Lake Grove in Suffolk County, Long Island, NY in Summer 2014, a new store in the TriBeCa neighborhood of Manhattan in early calendar 2015  and a new store in the Hudson Yards neighborhood in west midtown Manhattan in late calendar 2015 or early calendar 2016.  We have made significant investments in infrastructure required to support our growth, and, since March 2009, have opened ten food stores, three of which include Fairway Wines & Spirits locations.

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

In April 2013, we completed an initial public offering (“IPO”) of our Class A common stock.  As of May 23, 2014, Sterling Investment Partners owned approximately 49.0% of our outstanding common stock and approximately 81.1% of the voting power of our outstanding common stock.

Fairway Group Holdings Corp. was incorporated as a Delaware corporation on September 29, 2006. Each of our stores is owned by a separate Delaware subsidiary.

Our Competitive Strengths

We believe the following strengths contribute to our success as a premier destination food retailer and position us for sustainable growth:

Iconic brand. We believe our Fairway brand has a well established reputation for delivering high-quality, value-priced fresh, specialty and conventional groceries. Fairway has served millions of passionate customers in the Greater New York City metropolitan area for more than 75 years. We recorded approximately 19.0 million customer transactions in fiscal 2014, compared to 16.0 million customer transactions in fiscal 2013, and believe the Fairway brand is widely recognized throughout the Greater New York City metropolitan area. Our food experts regularly appear on nationally syndicated food and cooking programs. We believe the strength of the Fairway brand enhances our ability to: (i) attract a broad demographic of customers from a wider geographic radius than a conventional supermarket; (ii) source hard-to-find, unique gourmet and specialty foods; (iii) build a trusted connection with our customers that results in a high degree of loyalty; (iv) attract and retain highly talented employees; (v) secure attractive real estate locations; and (vi) successfully open new stores.

Destination food shopping experience “Like No Other Market”. We provide our customers a differentiated one-stop shopping experience by offering a unique mix of product breadth, quality and value in a visually appealing in-store environment. Fairway creates a fun and engaging atmosphere in which customers select from an abundance of fresh foods and other high-quality products while interacting with our attentive and knowledgeable employees throughout the store. When customers enter a Fairway, they are immediately greeted by our signature towering displays of fresh produce. As they continue through the store, customers will find a “specialty shop” orientation designed to recreate the best features of local specialty markets, such as a gourmet cheese purveyor, full service butcher shop, seafood market and bakery, all in one location. Our stores provide a sensory experience, including aromas of fresh coffee roasts and freshly baked bread, an array of vibrant colors across our produce displays, cheese experts describing selections of our over 600 artisanal cheeses, samples of our approximately 150 varieties of olive oil and free tastings of our delicious prepared foods. Our stores feature whimsical and informative signs designed to educate customers about the quality, origin and characteristics of our products, and offer tips and suggestions on food preparation and pairings. We encourage a high level of interaction among our employees and customers, which results in a more informed, engaged and satisfied customer. We believe the distinctive Fairway food shopping experience drives loyalty, referrals and repeat business.

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

Powerful store format with industry leading productivity. We believe our stores are generally among the most productive in the industry in net sales per store, net sales per square foot and store contribution margin. During fiscal 2014, for food stores open more than 14 full months, our net sales per store and net sales per selling square foot averaged $59.1 million and $1,754, respectively. In addition, during fiscal 2014, the contribution margin of our food stores open more than 14 full months was 11.9%. Our highly productive store format delivers attractive returns on investment due to the following key characteristics:

•High-volume one-stop shopping destination. Our distinctive merchandising strategy, locations in high density markets and iconic brand drive strong customer traffic to our stores. Our high volumes result in operating efficiencies that provide us with a greater ability to offer competitive prices while maintaining or improving our operating margins. In addition, our strong per store volumes generate high inventory turnover, which enables us to maintain a fresher selection of quality perishables than most of our competitors, in turn helping to drive customer traffic and sales.

•Attractive product mix. Our broad assortment of high-quality fresh, natural and organic products and prepared foods, which account for approximately 65% of our sales, specialty items, which account for approximately 7% of our sales and Fairway-branded products, which account for approximately 8% of our sales, enhance gross margins and store productivity.

•Direct-store delivery. We believe that our “farm-to-shelf” time is shorter than that of many of our competitors. Given our large store volumes, our ability to utilize direct-store delivery for a greater portion of our perishables than other food retailers helps us to ensure the highest quality and fastest delivery from our suppliers. Direct-store distribution eliminates multiple logistical layers, reducing supply chain costs while enhancing product freshness.

•Strong vendor relationships. We have built valued, long-standing relationships with both large and small vendors that enable us to achieve attractive pricing on our broad merchandise offering. Fairway is viewed as an important strategic partner by many of our smaller suppliers, helping them to build scale. We source our perishable products locally whenever possible to ensure freshness. As we grow our sales, we expect that we and our vendors will benefit from increasing economies of scale.

•Maximum merchandising flexibility. We generally enable our merchandising teams to control our on-shelf product selection and positioning, rather than permitting vendors to do so through slotting fees. This permits us to offer the products customers want most and provides us with the flexibility to expand or contract our product offerings as demand warrants.

Proven ability to replicate store model. Since March 2009, we have successfully opened ten new food stores, three of which include Fairway Wines & Spirits locations, more than tripling our store base. In aggregate, the two stores we opened in July and October 2013 added $40.7 million of net sales in fiscal 2014. We leverage our well-developed corporate infrastructure, including our dedicated store opening team and flexible supply chain, to open in desirable locations using a disciplined approach to new store site selection. We benefit from economies of scale and expect to enhance our operating efficiency as we expand our store footprint, further reinforcing our competitive position and ability to grow our sales profitably. As a result of our iconic brand and customer traffic, many landlords seek us out as a tenant.

Our urban food store operating model for new stores is based primarily on a store size of approximately 40,000 gross square feet (approximately 25,000 selling square feet), a net cash investment, including store opening costs, of approximately $16 to $18 million, not all of which requires an immediate cash outlay, targeted net sales after two years of approximately $50 million to $85 million, a targeted contribution margin at maturity of approximately 12% to 17%, and a targeted average payback period on our initial investment of approximately two to three years.

Our suburban food store operating model for new stores is based primarily on a store size of approximately 60,000 gross square feet (approximately 40,000 selling square feet), a net cash investment, including store opening costs, of approximately $13 to $15 million, not all of which requires an immediate cash outlay, targeted net sales after two years of approximately $40 million to $55 million, a targeted contribution margin at maturity of approximately 7% to 10%, and a targeted average payback period on our initial investment of approximately three to four years.

The required cash investment for new stores will vary depending on the size, geographic location, degree of work performed by the landlord and the complexity of site development issues. As a result, the average cost per square foot may vary significantly from project to project and from year to year.

We may elect to opportunistically open stores in desirable locations that differ from our prototypical new store model in square footage and/or net sales but that we believe will provide similar contribution margins and returns on invested capital.

Passionate and experienced management team. We are led by a management team with a proven track record, complemented by hands-on senior merchants and store operations managers who have broad responsibility for merchandising and store operations. We believe that our senior merchants for each broad merchandising category (e.g., produce, meat, deli, cheese) are widely recognized as authorities in their area and are more invested in the success of their product categories than employees of most conventional food retailers because they provide significant merchandising input. We also believe our management and senior merchants’ depth of experience and continuity as a team have significantly contributed toward our success in offering customers a compelling food shopping experience. Over the past several years we have made significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives.

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

In fiscal 2014 we opened two additional stores: the store in the Chelsea neighborhood of Manhattan, NY, which opened in late July 2013, and the store in Nanuet, NY, which opened in mid-October 2013. We expect to open additional stores in Lake Grove in Suffolk County, Long Island, NY in Summer 2014, the TriBeCa neighborhood of Manhattan in early calendar 2015 and the Hudson Yards neighborhood in west midtown Manhattan in late calendar 2015 or early calendar 2016. For the next several years, we intend to grow our store base in the Greater New York City metropolitan area at a rate of two to four stores annually. Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us in 2012 by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

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

Capitalize on consumer trends. We believe that our differentiated format positions us to capitalize on evolving consumer preferences and other key trends currently shaping the food retail industry, which include:

•Increasing focus on the customer shopping experience. Fairway’s merchandise breadth, quality and value, market-style store layout and personalized customer service cater to shoppers looking for a differentiated shopping experience.

•Increasing consumer focus on healthy eating. Fairway offers a large variety of high-quality natural and organic foods at prices that are typically lower than natural / specialty food stores. Our merchandise mix of high-quality fresh and prepared foods, which accounts for approximately 65% of our sales, and broad array of specialty items appeals to customers seeking healthier eating choices.

•Increasing consumer interest in private label product offerings. Fairway’s branded-products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers. In product lines where we offer a Fairway-branded alternative it is typically the store’s top seller in the category. We will continue to expand our Fairway-branded product portfolio, selectively offering new high-quality specialty alternatives designed to strengthen our relationship with our customers.

Improve our operating margins. We intend to improve our operating margins by the following key initiatives:

•Leverage our well-developed and scalable infrastructure. We have made significant investments in management, information technology systems, infrastructure, compliance and marketing to enable us to pursue our growth plans without a significant increase in infrastructure spending. We have upgraded our systems and enhanced our new store development and training processes. We have also developed a robust, proprietary daily reporting portal that enables us to effectively manage our growing number of new stores and have implemented initiatives to improve labor productivity and reduce shrink throughout our operations. We believe we can leverage these investments to improve our operating margins as we grow our store base.

•Continue implementing our operating initiatives. As we grow our store base, we will continue to use proprietary analytical, data driven techniques to optimize sales and profitability across our network. We will continue to focus on: (i) price optimization, where we refine the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday value oriented conventional grocery items; (ii) labor productivity, where we utilize Fairway’s intelligence portal to more effectively manage store labor; and (iii) shrink reduction, where we identify and capture opportunities to reduce waste and inventory loss.  In the fourth quarter of fiscal 2014 we  began to implement an organizational realignment to remove redundant costs and streamline our business model to enhance overall productivity, and we expect to complete this realignment by the end of fiscal 2015.

•Utilize a centralized production facility. We will begin operations in our centralized production facility in the Hunt’s Point section of the Bronx, NY in the first quarter of fiscal 2015 to serve our current and future stores in the Greater New York City metropolitan area. This facility will contain a centralized commissary/kitchen and bakery as well as a large refrigerated storage area and an expanded cross-dock facility. We believe this centralized production facility will increase labor efficiency, improve product quality and consistency and increase the amount of selling space in our stores, as we will be able to devote less of our store space to these operations, which is particularly important in our Manhattan stores. We expect to spend approximately $20 million to complete this facility, of which $7.7 million was spent in fiscal 2014.

Industry Overview and Trends

The U.S. retail grocery market includes a variety of distribution channels, from small grocery shops and convenience stores to supermarkets, natural / specialty food stores, warehouse clubs and supercenters. According to Willard Bishop’s June 2013 publication, The Future of Food Retailing, the U.S. retail market for groceries and consumables was approximately $1 trillion in 2012. We operate in the supermarket channel, which accounted for nearly 50% of the retail grocery and consumables market in 2012, with approximately $500 billion in sales.

The supermarket segment is comprised of Conventional, Supercenter, Limited Assortment (under 1,500 items), Natural / Specialty and Other. Conventional stores are defined as full-line, self-service retail stores that sell dry groceries, perishable items and some non-food items. Despite being the largest segment of the supermarket category, conventional grocers have seen their overall share shrink from 73.2% in 2005 to 66.7% in 2013, according to the Progressive Grocer, as consumers have migrated towards other grocery retail formats. Supercenters such as Wal-Mart and Target have gained significant market share from traditional supermarkets through competitive pricing while specialty, natural / organic and gourmet grocers have continued to attract customers away from conventional grocers based on their unique product offering and differentiated shopping experience.  In addition, supercenters have begun expanding their offerings of natural / organic products.

Key trends impacting our industry include:

Increasing focus on the customer shopping experience. Consumers are increasingly focused on their shopping experience according to the 2012 Food Marketing Institute’s US Grocery Shopper Trends 2012 (the “2012 FMI Study”).  Variety, price and higher-quality produce and meats are the primary drivers for customers travelling further to shop for food. The combination of a deep selection of center store items, a wide variety of perishables, better customer service and a cleaner store environment all contribute to this trend. Along with shoppers’ willingness to devote time to shopping in their primary location, they are also more loyal to their primary store, with 69% of their total grocery budget spent at that location according to the 2012 FMI Study.

To address this shift in consumer focus, supermarkets are striving to be more responsive to consumer preferences through their consumer interactions and product offerings. Retailers are using these expanded product ranges along with added service offering and updated store design to create differentiated shopping experiences. According to the Progressive Grocer, approximately 68% of consumers said it’s important to be able to buy what they want when they want it and 63% said they want to be able to customize the product or service to be exactly what they want..

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

The percentage of natural and organic food sales has been rising. According to data in the September 2013 Nutrition Business Journal, natural and organic food sales grew 12.7% in 2012 and are expected to grow at a compound annual growth rate of approximately 10% through 2015 and, according to the 2012 FMI Study,  fresh format food retail is expected to grow at a compound annual growth rate of 13.4% from 2012 to 2017. We believe the strength of a food retailer’s natural and organic product offering attracts customers increasingly focused on health and wellness who are willing to pay a premium for high-quality, natural and organic products.

Increasing private label offerings. Consumers continue to purchase private label alternatives as part of their focus on quality products at value pricing and private label brands typically present a strong value proposition to both consumers and retailers. Rather than product emulation of national brands, selected retailers have increased their own-brand development, particularly in the area of health and wellness related offerings. According to the 2012  FMI Study,  how customers use private label brands also reflects changes in consumer views of value and quality. In the past, private label brands were deemed as “okay for everyday” but not for “special occasions or guests”. Today, nearly half of consumers disagree with this concept.

Our Products

We have a significant focus on perishable product categories, which include produce, natural and organic, deli, specialty, cheese, butcher, seafood, bakery, coffee and kosher foods. Our non-perishable product categories consist of conventional groceries as well as specialty foods. We emphasize fresh items that are of premium quality as compared to our conventional competitors.

Our in-house merchants are the “authority” on their respective departments and actively seek high-quality products from a wide range of vendors. Our stores are designed in a market-style “specialty shop” orientation with portions of each store allocated to specific specialty categories.

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

Specialty. Our Specialty Imports and Specialty Grocery departments provide shoppers with hard-to-find specialty and gourmet items, such as Lapalisse pure and virgin nut oils; authentic Sicilian foodstuffs; Burgundy’s organic La Trinquelinette fruit preserves made in small batches using only unrefined raw cane sugar; ready-to-eat vacuum-packed beets from the Loire Valley; L’Herbier de Milly La Forêt verbena, hibiscus, peppermint and linden blossom infusions; La Quiberonnaise Vintage Sardines from Brittany, France; Pruneaux d’Agen (stuffed prunes); Royal Medjool dates, Quercy’s soft dried figs and apricots. We carry over 100 varieties of specialty olive oil, including numerous imported unfiltered olive oils, and offer all-day, every day tasting of olive oils in each of our stores.

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

Seafood. We receive the majority of our fish whole and fillet them in our stores, reminiscent of the way fish was sold from an outdoor fresh market in Europe or an old-time fish market in New York City. We typically offer 50 to 70 different selections of fresh fish and seafood in each store every day. We employ high freshness, taste and safety standards in selecting our seafood.

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

Fairway-branded products

Fairway’s branded products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers. Our Fairway-branded products are designed to strengthen our relationship with our customers through high-quality gourmet offerings. We display our own brands prominently in our stores, and in product lines where we offer a Fairway-branded alternative it is typically among the store’s top sellers in the category. In fiscal 2014, our portfolio of Fairway-branded items, including prepared foods, represented approximately 8.0% of our net sales. We maintain direct relationships with numerous producers with whom we work to develop and provide our Fairway -branded product offerings. These include rare barrel olive oils from Spain, Italy, and France that are exclusive to Fairway. At our stores you will also find, among other items, Fairway golden honey, organic maple syrup, organic jams in five flavors, chocolates, a wide selection of spices, olive, artichoke and sundried tomato pastes, pasta and pizza sauces and coffees from exotic coffee-growing regions.

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

Our stores provide a sensory experience, including aromas of fresh coffee roasts and freshly baked bread, an array of vibrant colors across our produce displays, cheese experts describing selections of our over 600 artisanal cheeses, samples of our approximately 150 varieties of olive oil and free tastings of our delicious prepared foods. Fairway creates a fun and engaging atmosphere in which customers select from an abundance of fresh foods and other high-quality products while interacting with our attentive and knowledgeable employees throughout the store. Our stores feature whimsical and informative signs designed to educate customers about the quality, origin and characteristics of our products, and offer tips and suggestions on food preparation and pairings.

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

We employ numerous analytical tools and metrics to monitor “the Fairway customer experience” and ensure that our execution is consistent and predictable. We also receive significant feedback from customers via social media, such as Facebook, Twitter, Yelp and the growing number of food “blogs” in the local New York market. We have a dedicated team of customer service employees who monitor the social media sites and respond to comments about Fairway and distribute important customer comments to key Fairway managers.

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

Although we have a prototypical layout we prefer, our first priority is the quality of the location, and we will creatively work to fit our departments into any potential layout. Our urban food store operating model for new stores is based primarily on a store size of approximately 40,000 gross square feet (approximately 25,000 selling square feet), a net cash investment, including store opening costs, of approximately $16 to $18 million, not all of which requires an immediate cash outlay, targeted net sales after two years of approximately $50 million to $85 million, a targeted contribution margin at maturity of approximately 12% to 17%, and a targeted average payback period on our initial investment of approximately two to three years.

Our suburban food store operating model for new stores is based primarily on a store size of approximately 60,000 gross square feet (approximately 40,000 selling square feet), a net cash investment, including store opening costs, of approximately $13 to $15 million, not all of which requires an immediate cash outlay, targeted net sales after two years of approximately $40 million to $55 million, a targeted contribution margin at maturity of approximately 7% to 10%, and a targeted average payback period on our initial investment of approximately three to four years.

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

Substantially all of our products are delivered directly to our stores by our suppliers and vendors. Direct-store-distribution eliminates multiple logistical layers, further compressing the supply chain and reducing costs. We use a refrigerated cross-docking facility that supports this flexible supply chain.

Our single largest third-party supplier in fiscal 2012, fiscal 2013 and fiscal 2014 was White Rose, Inc., accounting for approximately 13%, 15% and 16% of our total purchases, respectively. Under our agreement with White Rose, we are obligated to purchase substantially all our requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products, which are available from White Rose, for our existing stores. In addition, United Natural Foods, Inc. (“UNFI”), which is our primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 9% of our total purchases in each of fiscal 2012, 2013 and 2014. The use of White Rose and UNFI gives us purchasing power through the volume discounts they receive from manufacturers. See “Item 1A—Risk Factors—Risks Relating to Our Business—Disruption of significant supplier relationships could negatively affect our business.”

Employees

As of May 23, 2014, we had approximately 4,200 employees, of which approximately 900 are full-time employees and 3,300 are part-time employees. Under our collective bargaining agreements, employees working 35 hours or less Monday through Friday are considered part-time employees, even if such employees also work during the weekend.

Approximately 18.3%  of our employees were not subject to a collective bargaining agreement as of May 23, 2014. With respect to our unionized employees, we have four collective bargaining agreements in effect covering 84.4%, 9.4%, 5.4% and 0.8% of our unionized employees and scheduled to expire March 29, 2015, April 26, 2015, March 29, 2015 and February 28, 2015, respectively. We consider our employee relations to be good. We have never experienced a strike or significant work stoppage.

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

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth in our Proxy Statement under the caption “Directors and Executive Officers” and is incorporated herein by reference.

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

Our growth strategy depends, in large part, on opening new stores in existing and new areas and operating those stores successfully. Successful implementation of this strategy is dependent on finding suitable locations and negotiating acceptable lease terms for store sites, and we face competition from other retailers for such sites, and having available capital to finance the build-out, opening and initial operations of such stores. There can be no assurance that we will continue to grow through new store openings. We may not be able to open new stores timely or within budget or operate them successfully, and there can be no assurance that store opening costs for, net sales of, contribution margin of and average payback period on initial investment for new stores will conform to our operating model for new urban and suburban stores discussed elsewhere in this report. New stores, particularly those we open outside the Greater New York City metropolitan area, may not achieve sustained sales and operating levels consistent with our mature store base on a timely basis or at all. Lower contribution margins from new stores, along with the impact of related store opening and store management relocation costs, may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, we may not be able to successfully integrate those stores into our existing store base and those stores may not be as profitable as our existing stores.

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

Our operating results may be materially impacted by fluctuations in our same store sales, which have fluctuated in the past and will likely fluctuate in the future. A variety of factors affect our same-store sales, including:

•our openings of new stores that cannibalize store sales in existing stores;

•our competition, including competitor store openings or closings near our stores;

•the number and dollar amount of customer transactions in our stores;

•overall economic trends and conditions in our markets;

•consumer preferences, buying trends and spending levels;

•the pricing of our products, including the effects of competition, inflation or deflation and promotions;

•our ability to provide product offerings that generate new and repeat visits to our stores;

•the level of customer service that we provide in our stores;

•our in-store merchandising-related activities;

•our ability to source products efficiently;

•	whether a holiday falls in the same or a different fiscal period;

•the number of stores we open in any period; and

•the occurrence of severe weather conditions and other natural disasters during a fiscal period, which can cause store closures and/or consumer stocking of products.

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

We have actively pursued new store growth and plan to continue doing so in the future. We cannot assure you that our new store openings will be successful or result in greater sales and profitability. New store openings generally negatively impact our financial results in the short-term due to the effect of store opening costs and lower sales and contribution margin during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations.

All of our existing stores are located in the Greater New York City metropolitan area and, as a result, new store openings can cannibalize sales in our stores in close proximity to the new store and our financial results can be effected by economic and competitive conditions in this area.

All of our existing stores are located in a concentrated market area in the Greater New York City metropolitan area, and we intend to grow our store base in this area in the near term at a rate of two to four stores annually. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. Consequently, our new stores will adversely impact sales at our existing stores in close proximity.

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

We reported net losses in fiscal 2012, fiscal 2013 and fiscal 2014, and we expect to incur net losses through at least fiscal 2018.

We reported a net loss of $11.9 million in fiscal 2012,  $62.9 million in fiscal 2013 and $80.3 million in fiscal 2014, and we expect to incur net losses through at least fiscal 2018. Our net losses are primarily attributable to the costs associated with new store openings, increased production and corporate overhead and associated costs of capital, as well as in fiscal 2012 re-financing and pre-IPO related costs, in fiscal 2013 re-financing and pre-IPO related costs and a partial valuation allowance against our deferred tax asset and in fiscal 2014 expenses related to our IPO, compensation related charges due to equity incentive grants, the commencement of an organizational realignment to remove redundant costs and streamline parts of our business model to enhance overall productivity and a full valuation allowance against the remainder of our deferred tax asset. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, a new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Our growth strategy depends, in large part, on opening new stores in existing and new areas and, as a result, our results of operations will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs. Other factors that have affected and may in the future affect our results of operations include general economic conditions and changes in consumer behavior that can affect our sales, inflation and deflation trends, the extent of our infrastructure investments in the applicable period, the effectiveness of our price optimization and productivity initiatives, competitive developments and the extent of our debt service obligations. While we believe that we will generate future taxable income sufficient to utilize all prior years’ net operating losses, we cannot assure you that we will not continue to incur net losses or if and when we will report net income. See Note 13 to our financial statements included elsewhere in this report for information about our net operating losses.

We will incur compensation related charges against our earnings due to equity incentive grants to our employees under our 2013 Long-Term Incentive Plan and our organizational realignment that we began in the fourth quarter of fiscal 2014.

During fiscal 2014, we granted to our directors and employees an aggregate of 2,620,163 restricted stock units in respect of Class A common stock, or RSUs, and options to purchase 1,424,691 shares of Class A common stock. These RSUs will vest on April 22, 2016 (or earlier in certain circumstances) in the case of our non-employee directors, and in the case of members of our senior management team, contingent upon the executive’s continued employment, generally half on the third anniversary of the date of grant and the remainder on the fourth anniversary of the date of grant (or earlier in certain circumstances). The RSUs issued to employees who are not members of our senior management team will vest, contingent upon the employee’s continued employment, generally in three equal annual installments commencing on the first anniversary of the date of grant (or earlier in certain circumstances). The options will vest in four equal annual installments commencing on the first anniversary of the date of grant (or earlier in certain circumstances). We recorded compensation expense for these grants of $10.8 million in fiscal 2014, and we estimate that we will record compensation expense associated with these grants, resulting in a reduction in net earnings, of approximately $10.6 million for fiscal 2015, approximately $10.8 million for fiscal 2016, approximately $3.6 million for fiscal 2017 and approximately $0.6 million for fiscal 2018, in each case net of tax, based on the stock price on the date of grant as it relates to RSUs and based on the fair value at the date of grant as it relates to options. We will from time to time in the future make additional restricted stock unit awards, option grants and restricted stock awards under our 2013 Long-Term Incentive Plan, which will result in additional compensation expense in future periods. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

In connection with our organizational realignment to remove redundant costs and streamline part of our business model to enhance overall productivity, during the fourth quarter of fiscal 2014 we incurred charges, primarily severance costs, of $3.3 million and expect to incur additional charges, primarily severance costs, of approximately $3.5 million in fiscal 2015.

We may be unable to improve our operating margins, which could adversely affect our financial condition and ability to grow.

We intend to improve our operating margins in an environment of increased competition through various initiatives, including increased sales of perishables and prepared foods, continued cost discipline focused on improving labor productivity and reducing shrink, and our centralized production facility to serve our current and future stores in the Greater New York City metropolitan area. Some of our competitors do not have unionized work forces, which may result in lower labor and benefit costs. If competitive pressures cause us to lower our prices, our operating margins may decrease. If the percentage of our net sales represented by perishables decreases, our operating margins may be adversely affected. Any failure to achieve gains in labor productivity, particularly the reduction of overtime, or to reduce inventory shrink may adversely impact our operating margins. In addition, changes in federal and state minimum wage and overtime laws could cause us to incur additional wage costs, which could adversely affect our operating margin. There can be no assurance that our centralized production facility will result in labor efficiencies or improve product quality and consistency. If we encounter operational problems at our centralized production facility, the delivery of products to, and sales at, our stores, could be adversely affected. If our operating margins stagnate or decline, our financial condition and ability to generate cash to fund our growth could be adversely affected.

Perishable products make up a significant portion of our sales, and ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately 65% of our net sales in fiscal 2014. We rely on various suppliers and vendors to provide and deliver our product inventory on a continuous basis. We could suffer significant perishable product inventory losses in the event of the loss of a major supplier or vendor, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. While we have implemented certain systems to ensure our ordering is in line with demand, we cannot assure you that our ordering systems will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results.

Disruption of significant supplier relationships could negatively affect our business.

Our single largest third-party supplier in fiscal 2012, fiscal 2013 and fiscal 2014 was White Rose, Inc., accounting for approximately 13%, 15% and 16% of our total purchases, respectively. Under our agreement with White Rose, we are obligated to purchase substantially all our requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products, which are available from White Rose, for our existing stores. In addition, United Natural Foods, Inc. (“UNFI”), which is our primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 9% of our total purchases in each of fiscal 2012, fiscal 2013 and fiscal 2014. Due to this concentration of purchases from White Rose and UNFI, the cancellation of our supply arrangement with either White Rose or UNFI or the disruption, delay or inability of White Rose or UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels. We also depend on third-party suppliers for our private label products, and the cancellation of our supply arrangement with any of these suppliers or the disruption, delay or inability of these suppliers to provide our private label products, particularly private label organic products, could adversely affect our private label sales. If our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms.

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

Data theft, information espionage or other criminal activity directed at the retail industry or computer or communications systems may materially adversely affect our business by causing us to implement costly security measures in recognition of actual or potential threats, by requiring us to expend significant time and expense developing, maintaining or upgrading our information technology systems and by causing us to incur significant costs to reimburse third parties for damages. Such activities may also materially adversely affect our financial condition, results of operations and cash flows by reducing consumer confidence in the marketplace and by modifying consumer spending habits. Over the past 12 months several retailers have been subject to data theft, which has adversely affected their business.

We lease certain of our stores and related properties from a related party.

Howard Glickberg, one of our directors and executive officers, owns a one-third interest in entities which lease to us the premises at which a portion of our Broadway store is located, the premises at which our Harlem store, Harlem bakery and Harlem warehouse are located and the premises at which the parking lot for our Harlem store is located. The remainder of these entities is owned by Mr. Glickberg’s former business partners (the “Former Partners”). Mr. Glickberg also owns a 16.67% interest in the landlord for the premises where our Red Hook store is located. During fiscal 2012, fiscal 2013 and fiscal 2014, rental payments (excluding maintenance and taxes that we are obligated to pay) under the leases for the Harlem properties and portion of the Broadway store aggregated $2,569,403, $4,433,500 and $4,455,087, respectively, of which, based on his ownership and before giving effect to any expenses, Mr. Glickberg is entitled to $856,468,  $1,477,833 and $1,485,029, respectively. During fiscal 2012, fiscal 2013 and fiscal 2014, rental payments (excluding maintenance and taxes that we are obligated to pay) under the lease for the Red Hook store aggregated $1,421,151, $1,386,180 and $1,421,151, respectively, of which, based on his ownership and before giving effect to any expenses, Mr. Glickberg is entitled to $236,859, $231,030 and $236,859, respectively. The leases for each of these properties provides for a periodic reset of base rent to fair market rent based upon the highest and best retail use of the premises (without reference to the lease). The leases provide that if we and these entities cannot agree on the fair market rent, the fair market rent will be determined by arbitration. We and the landlord for the Red Hook store are currently in discussions regarding the reset of the base rent to fair market rent. We cannot predict the outcome of these discussions or any arbitration; however, if the arbitrator chooses the amount proposed by our landlord, it could have an adverse effect on our results of operations and gross margin. In addition, our Red Hook store is required to obtain its electricity, heated/chilled water, hot and cold potable water and sewer services from an entity owned by the owners of the premises where our Red Hook store is located. We believe that the owner of the co-generation plant has overcharged us for utilities since our initial occupancy of the premises in December 2005. Since November 2008, with the exception of the post-Hurricane Sandy period through fiscal 2014, when we received utilities from the local utility provider because the co-generation plant was not operational, we have not fully paid the utility invoices, but instead remitted lesser amounts based on the methodology that we believe represents the parties’ original intentions with respect to the utility charge calculations. There can be no assurance that we will not be required to pay the amounts we withheld.

Failure to retain our senior management and other key personnel may adversely affect our operations.

Our success is substantially dependent on the continued service of our senior management and other key personnel. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers and consumers. The loss of the services of any of these executives and other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. The loss of key employees could negatively affect our business.

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

Our largest operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs. As a result, we are exposed to risks associated with a competitive labor market and, more specifically, to any disruption of our unionized work force. As of May 23, 2014, approximately 81.7% of our employees were represented by unions and covered by collective bargaining agreements that are subject to periodic renegotiation. One of our current collective bargaining agreements expires in February 2015,  two expire in March 2015 and one expires in April 2015.

In the renegotiation of our current contracts and the negotiation of our new contracts, rising health care and pension costs and the nature and structure of work rules were and will be important issues. The terms of any renegotiated collective bargaining agreements could create either a financial advantage or disadvantage for us as compared to our major competitors and could have a material adverse effect on our results of operations and financial condition. Our labor negotiations may not conclude successfully or may result in a significant increase in labor costs, and work stoppages or labor disturbances could occur. A prolonged work stoppage could have a material adverse effect on our financial condition, results of operations and cash flows. We also expect that in the event of a work stoppage or labor disturbance, we could incur additional costs and face increased competition.

There have recently been a number of proposals both at the Federal level and in the states we operate to increase the minimum wage and increase the number of employees eligible for overtime wages. Any such increase in wages and overtime costs may adversely affect our business, results of operations and financial condition.

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and employees.  This suit alleges, among other things, that certain of our past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  While we believe that these claims are without merit and intend to defend the matter vigorously, we cannot predict the outcome of this litigation.

The cost of providing employee benefits continues to increase and is subject to factors outside of our control.

We provide health benefits to substantially all of our full-time employees and, under our collective bargaining agreements, contribute to the cost of health benefits provided by the unions. Even though employees generally pay a portion of the cost, our cost of providing these benefits has increased steadily over the last several years. We anticipate future increases in the cost of health benefits, partly, but not entirely, as a result of the implementation of federal health care reform legislation. We currently pay most of the healthcare insurance premiums for our unionized employees. At May 23, 2014, we had approximately 3,400 unionized employees. We cannot at this time predict the financial impact of the Patient Protection and Affordable Care Act, or PPACA, on our financial condition and results of operations, as it will depend on many factors, including finalization of rules implementing the law, how many employees elect coverage under the union and Company’s PPACA plan and, if so, the cost of such plans as well as the number of unionized employees we have who work at least 30 hours per week, although the financial impact could be material. If we are unable to control healthcare costs, we will experience increased operating costs, which may adversely affect our financial condition and results of operations.

We participate in one underfunded multiemployer pension plan on behalf of most of our union-affiliated employees, and we are required to make contributions to this plan under our collective bargaining agreement. This multiemployer pension plan is currently underfunded in part due to increases in the costs of benefits provided or paid under the plan as well as lower returns on plan assets. The unfunded liabilities of this plan may require increased future payments by us and other participating employers. As of December 31, 2013, this multiemployer plan was deemed by its plan actuary to be “endangered” because the plan is less than 80% funded. As a result, the plan has adopted a funding improvement plan to increase the plan’s funding percentage. In the future, our required contributions to this multiemployer plan could increase as a result of many factors, including the outcome of collective bargaining with the union, actions taken by trustees who manage the plan, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit the plan. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan. Increased pension costs may adversely affect our financial condition and results of operations. See Note 12 to our consolidated financial statements included elsewhere in this report.

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

Our senior credit facility includes a number of customary restrictive covenants that could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•incur additional debt;

•make certain investments;

•enter into certain types of transactions with affiliates;

•limit dividends or other payments by our restricted subsidiaries to us;

•use assets as security in other transactions;

•pay dividends on our common stock or repurchase our equity interests;

•sell certain assets or merge with or into other companies;

•guarantee the debts of others;

•enter into new lines of business;

•make capital expenditures;

•prepay, redeem or exchange our other debt; and

•form any joint ventures or subsidiary investments.

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

As of March 30, 2014, we had total debt of approximately $271.6 million (including unamortized original issue discount of approximately $15.1 million on our senior debt). Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Our level of indebtedness has important consequences. For example, our level of indebtedness may:

•require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, new store growth and other general corporate purposes;

•limit our ability to pay future dividends;

•limit our ability to obtain additional financing for working capital, new store growth, capital expenditures and other investments, which may limit our ability to implement our business strategy;

•heighten our vulnerability to downturns in our business, the food retail industry or the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the food retail industry;

•expose us to the risk of increased interest rates as our borrowings under our senior credit facility are at variable rates; or

•prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

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

Our growth strategy depends on our opening new stores, which will require us to use cash generated by our operations and a portion of the net proceeds of our IPO, as well as borrowings under our senior credit facility. We cannot assure you that cash generated by our operations, the net proceeds of our IPO and borrowings under our senior credit facility will be sufficient to allow us to implement our growth strategy. If this cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced cash flow and we could be required to delay, significantly curtail or eliminate planned store openings, which could have a material adverse effect on our financial condition and future operating performance and the price of our Class A common stock.

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

In February and March 2014, three purported class action lawsuits alleging violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers, certain of our directors and the underwriters for our initial public offering. The suits assert claims for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. In April 2014, a purported stockholder derivative action was filed against certain of our directors in New York state court asserting claims for breach of fiduciary duties and gross mismanagement arising from substantially similar allegations as in the securities class actions.  While we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits. See “Item 3.  Legal Proceedings.”

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and employees.  This suit alleges, among other things, that certain of our past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  While we believe that these claims are without merit and intend to defend the matter vigorously, we cannot predict the outcome of this litigation.

Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities and we cannot predict how long it may take to resolve these matters. In addition, legal fees and costs incurred in connection with such activities may be significant and we could, in the future, be subject to judgments or enter into settlements of claims for significant monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.

With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. Substantial litigation costs or an adverse result in any litigation may adversely impact our business, operating results or financial condition.

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

For example, we temporarily closed all of our stores as a result of Hurricane Sandy, which struck the Greater New York City metropolitan area on October 29, 2012. While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions due to inventory delays as a result of transportation issues, loss of electricity at certain of our locations and the inability of some of our employees to travel to work due to transportation issues. In addition, our Red Hook store suffered substantial damage, including the loss of all inventory and a substantial portion of its equipment, and it was not reopened until March 1, 2013. The closure of this store impacted our operating results in fiscal 2013 due to lost revenue, pre and post-storm stock up and absorbed market share from competitors who were not immediately operational subsequent to the storm, and the fact that we retained substantially all of the employees of that store.

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

In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on the balance sheet. All of our existing stores are subject to leases, which have remaining terms of up to 25 years, and as of March 30, 2014, we had undiscounted operating lease commitments of approximately $720.3 million, scheduled through 2039, related primarily to our stores, including the leases for our Lake Grove store and production center, which are in our possession but not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 14 to our consolidated financial statements included elsewhere in this report, but are not reflected as liabilities on our consolidated balance sheets. During fiscal 2014, our cash operating lease expense was approximately $29.5 million.

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

Our high level of fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the stores may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder. Certain of our leases are with entities affiliated with our vice chairman of development and one of these leases is currently the subject of negotiation to reset the annual base rent for this lease to fair market rent. See “—We lease certain of our stores and other properties from a related party”.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill. As of March 30, 2014, we had goodwill of approximately $95.4 million, which represented approximately 25.1% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis, on the first day of our fiscal fourth quarter (at the end of each fiscal year prior to fiscal 2014) or between annual tests if an event occurs or circumstances change that would  reduce the fair value of our reporting unit below its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this annual impairment analysis, there was no impairment of non-amortizable intangible assets, including goodwill, as of April 1, 2012, March 31, 2013 and March 30, 2014. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill and Other Intangible Assets.”

Our detailed impairment analysis involves the use of discounted cash flow models.  Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results.  Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates.  Our judgments are based on historical experience, current market trends and other information.  In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures.  Critical assumptions include projected comparable store sales growth, timing and number of new store openings, gross profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates and terminal growth rates.  We determine discount rates based on the weighted average cost of capital of a market participant.  Such estimates are derived from our analysis of peer companies and considers the industry weighted average return on debt and equity from a market participant perspective.  We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuation.  Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.  We believe our assumptions are consistent with the plans and estimates used to manage the business; however, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Risks Relating to Ownership of Our Class A Common Stock

We are controlled by investment funds managed by affiliates of Sterling Investment Partners, whose interests in our business may be different from yours.

Our Class B common stock has ten votes per share, and our Class A common stock, which is publicly traded, has one vote per share. At May 23, 2014 Sterling Investment Partners owned 8,182,679 shares of Class A common stock and 13,080,655 shares of Class B common stock representing approximately 49.0% of our outstanding common stock and approximately 81.1% of the voting power of our outstanding common stock. As such, Sterling Investment Partners has significant influence over our reporting and corporate management and affairs, and, because of the ten-to-one voting ratio between our Class B and Class A common stock,

Sterling Investment Partners controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders. Sterling Investment Partners will, for so long as the shares of Class B common stock owned by it and its permitted transferees represent at least 5% of all outstanding shares of our Class A and Class B common stock, effectively control actions to be taken by us and our board of directors, including the election of directors, amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. These actions may be taken even if other stockholders oppose them. Sterling Investment Partners’ control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

Sterling Investment Partners is not subject to any contractual obligation to retain its controlling interest. There can be no assurance as to the period of time during which Sterling Investment Partners will in fact maintain its ownership of our common stock.

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors has determined not to have a majority of our board of directors be independent or have an independent nominating function and has chosen to have the full board of directors be directly responsible for nominating members of our board. Accordingly, should the interests of Sterling Investment Partners, as our controlling stockholder, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

The market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	variations in our operating results, or the operating results of our competitors;

•	actual or anticipated growth rates relative to our competitors;

•	changes in our financial guidance to investors and analysts or our failure to achieve such expectations;

•	delays in, or our failure to provide, financial guidance;

•	changes in securities analysts’ estimates of our financial performance or our failure to achieve such estimates;

•	announcements of new store openings or initiatives, commercial relationships, acquisitions or other events by us or our competitors;

•	failure of any of our initiatives to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	sales of large blocks of our Class A common stock, including sales by Sterling Investment Partners or by our executive officers or directors;

•	additions or departures of any of our key personnel;

•	changes in accounting principles or methodologies;

•	economic, legal and regulatory factors unrelated to our performance;

•	changing legal or regulatory developments in the U.S.;

•	discussion of us or our stock price by the financial press and in online investor forums;

•	developments in the securities class action and stockholder derivative litigation pending against us; and

•	negative publicity about us in the media and online.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our Class A common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We are currently, and may in the future become, involved in this type of litigation. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business. See “-Risks Relating to Our Business – Litigation May Materially Adversely Affect Our Business, Financial Condition and Results of Operations.”

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

At May 23, 2014,  43,430,700 shares of our common stock were outstanding, substantially all of which are freely tradeable. A large portion of our shares are held by Sterling Investment Partners, which has rights, subject to some conditions, to require us to file registration statements covering the shares they and certain of our other existing stockholders currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

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

Factors associated with our industry, the operation of our business and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	our ability to open new stores on a timely basis or at all;

•	our ability to achieve sustained sales and profitable operating margins at new stores;

•	the availability of financing to pursue our new store openings on satisfactory terms or at all;

•	our ability to compete effectively with other retailers;

•	our ability to maintain price competitiveness;

•	our ability to achieve the anticipated benefits of our centralized production facility;

•	the geographic concentration of our stores;

•	ongoing economic uncertainty;

•	our ability to maintain or improve our operating margins;

•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;

•	ordering errors or product supply disruptions in the delivery of perishable products;

•	negative effects to our reputation from real or perceived quality or health issues with our food products;

•	our ability to protect or maintain our intellectual property;

•	the failure of our information technology or administrative systems to perform as anticipated;

•	data security breaches and the release of confidential customer information;

•	our ability to retain and attract senior management, key employees and qualified store-level employees;

•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•	changes in law;

•	additional indebtedness incurred in the future;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;

•

our ability to defend the purported securities class action and stockholder derivative lawsuits filed against us and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

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

Prior to our initial public offering in April 2013, we were not required to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Although we are now required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting, as an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until  the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are relying on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Accordingly, we have included detailed compensation information for only our three most highly compensated executive officers and have not included a compensation discussion and analysis (CD&A) of our executive compensation programs in this report. For so long as we are an emerging growth company, we will not be required to:

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

Until April 2013, we operated as a private company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the rules and regulations of the NASDAQ Global Market and the requirements of the Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we plan to support the internal audit function with a combination of in-house and outside resources to ensure that we deploy resources with the appropriate public company experience and technical accounting knowledge. We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business, results of operations and financial condition. If we do not implement or comply with such requirements in a timely manner, we might be subject to sanctions or investigation by regulatory authorities. Any such action could harm our reputation and the confidence of investors and customers in our company, and could materially adversely affect our business and cause our Class A common stock price to decline. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

We currently operate 14 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits locations. We lease all of our locations, most of them pursuant to long-term leases with initial terms of at least 15 years and several five to 10 year renewal options. We believe our portfolio of long-term leases is a valuable asset supporting our retail operations. Information regarding our stores is as follows:

		Selling		Gross
Location	Date Opened	Square Footage (1)		Square Footage
Broadway (Manhattan), New York(2)	1933	21,731		59,468
Harlem (Manhattan), New York(3)	December 1995	25,853		52,005
Plainview, New York	May 2001	36,579		55,180
Red Hook (Brooklyn), New York(3)(4)	May 2006	38,977		75,814
Paramus, New Jersey	March 2009	32,643		50,307
Pelham Manor, New York	April 2010	49,963	(5)	75,310
Stamford, Connecticut	November 2010	48,691	(5)	86,062
Upper East Side (Manhattan), New York	July 2011	22,109		41,394
Douglaston, New York	November 2011	38,239		57,360
Woodland Park, New Jersey	June 2012	41,452	(5)	63,491
Westbury, New York	August 2012	44,640		68,357
Kips Bay (Manhattan), New York	December 2012	24,129		56,627
Chelsea (Manhattan), New York	July 2013	15,390		26,469
Nanuet, New York	October 2013	45,360		72,940
Lake Grove, New York	Expected Summer 2014	39,920	(6)	54,324	(6)
TriBeCa (Manhattan), New York	Expected early calendar 2015		(7)		(7)
Hudson Yards (Manhattan), New York	Expected late calendar 2015 or early calendar 2016	26,381	(6)	46,865	(6)

(1)	Includes any outdoor produce areas, café and bakery areas, but excludes the square footage of the kitchen, bakery, meat department and produce coolers in our stores.
(2)

We lease a portion of this property from an entity in which Howard Glickberg, our vice chairman of development and a director, owns an interest. See “Item 1A—Risk Factors—Risks Relating to Our Business—We lease certain of our stores and related properties from a related party.”

(3)

We lease this property from entities in which Howard Glickberg, our vice chairman of development and a director, owns an interest. See “Item 1A—Risk Factors—Risks Relating to Our Business—We lease certain of our stores and related properties from a related party.”

(4)	This store was temporarily closed from October 29, 2012 through February 28, 2013 due to damage sustained during Hurricane Sandy.
(5)	Selling square footage includes adjacent (Pelham Manor, 4,808 sq. ft.; Stamford, 5,736 sq. ft.) or integrated (Woodland Park, 2,755 sq. ft.) Fairway Wines & Spirits location.
(6)	Estimated, as this location has not yet opened.
(7)	Not yet determined.

We lease our corporate headquarters, parking lots by certain of our stores, warehouse space and the facility where we are opening a centralized production facility.

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

In February and March 2014, three purported class action lawsuits alleging violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers, certain of our directors and the underwriters for our initial public offering. The suits assert claims for allegedly misleading statements in the registration statement for our initial public offering and in subsequent communications regarding our business and financial results. In April 2014, a purported stockholder derivative action was filed against certain of our directors in New York state court asserting claims for breach of fiduciary duties and gross mismanagement arising from substantially similar allegations as in the securities class actions.  While we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and employees.  This suit alleges, among other things, that certain of our past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  While we believe that these claims are without merit and intend to defend the matter vigorously, we cannot predict the outcome of this litigation.

Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities and we cannot predict how long it may take to resolve these matters. In addition, legal fees and costs incurred in connection with such activities may be significant and we could, in the future, be subject to judgments or enter into settlements of claims for significant monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.

With respect to any litigation, our insurance may not reimburse us or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuits. Substantial litigation costs or an adverse result in any litigation may adversely impact our business, operating results or financial condition.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Global Market under the symbol “FWM” since April 16, 2013. Prior to that time, there was no public market for our stock.

As of May 23, 2014, there were approximately 60 holders of record of our Class A common stock, and the closing price of our common stock was $5.94 per share as reported on the NASDAQ Global Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of May 23, 2014, there were 6 holders of record of our Class B common stock. For additional information related to ownership of our stock by certain beneficial owners and management, refer to “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Common Stock Price

The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our Class A common stock as reported on the NASDAQ Global Market:

Fiscal 2014	High	Low
First Quarter (April 16 – June 30, 2013)	$25.98	$13.00
Second Quarter (July 1 – September 29, 2013)	$28.87	$22.00
Third Quarter (September 30 – December 29, 2013)	$26.09	$15.37
Fourth Quarter (December 30, 2013 – March 30, 2014)	$18.87	$7.21

Use of Proceeds

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option).

We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO.  We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, of which $17,687,724 was paid to the funds affiliated with Sterling Investment Partners and $654,772 was paid to Howard Glickberg, a director and our vice chairman of development, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, of which $45,298,477 was paid to the funds affiliated with Sterling Investment Partners and $5,738,657 was paid to Howard Glickberg, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. During fiscal 2014 we used approximately $15.4 million of the proceeds in connection with the opening of our new store in the Chelsea neighborhood of Manhattan in July 2013, approximately $17.9 million of the proceeds in connection with the store we opened in October 2013 in Nanuet, NY, approximately $4.0million of the proceeds in connection with the store we expect to open in Lake Grove, NY in Summer 2014, approximately $7.2 million of the proceeds in connection with capital expenditures for our other stores and approximately $10.9 million of the proceeds in connection with capital expenditures and start-up costs at our new production facility. We intend to use the remainder of the net proceeds, approximately $9.3 million, for new store growth and other general corporate purposes.  We did not receive any of the proceeds from the sale of shares by the selling stockholders. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 17, 2013 pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, corporate debt, agencies and guaranteed obligations of the U.S. government.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our senior credit facility contains restrictions on our ability to pay dividends.

Sales of Unregistered Securities

During the fiscal year ended March 30, 2014, we issued 1,930,820 shares of Class A common stock upon the exercise of outstanding warrants and under our 2013 Long-Term Incentive Plan granted to our officers, directors, employees and consultants an aggregate of 2,620,163 restricted stock units to be settled in shares of our Class A common stock and options to purchase 1,424,691 shares of our Class A common stock.

Issuer Purchases of Equity Securities

During the fourth fiscal quarter ended March 30, 2014 there were no issuer purchases of equity securities.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended,, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fairway Group Holdings Corp. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P Food Retail Index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on April 16, 2013, the date our common stock began trading on the NASDAQ Global Market, and its relative performance is tracked through March 30, 2014. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Fairway Group Holdings Corp., the NASDAQ Composite Index and the S&P Food Retail Index
$250
$200
$150
$100
$50
$0
16-Apr-2013
16-May-2013
16-Jun-2013
16-Jul-2013
16-Aug-2013
16-Sep-2013
16-Oct-2013
16-Nov-2013
16-Dec-2013
16-Jan-2014
16-Feb-2014
16-Mar-2014
NASDAQ Composite
S&P Food Retail
FWM

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 30, 2014.

ITEM 6—SELECTED FINANCIAL DATA

The following tables present selected historical consolidated statement of operations, balance sheet and other data for the periods presented and should only be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes thereto. Each of our fiscal years ended March 28, 2010 (“fiscal 2010”), April 1, 2012 (“fiscal 2012”), March 31, 2013 (“fiscal 2013”) and March 30, 2014 (“fiscal 2014”) consists of 52 weeks; our fiscal year ended April 3, 2011 (“fiscal 2011”) consists of 53 weeks. The differing length of certain fiscal years, the effects of Hurricane Sandy (including the temporary closure of all of our stores for one or two days and our Red Hook store for four months and the receipt of insurance proceeds related to Hurricane Sandy),  and the opening of nine stores during these years, may affect the comparability of certain data for certain of these years. Our historical results are not necessarily indicative of our results in any future period.

Statement of Operations Data

	Fiscal Year Ended
	March 28,	April 3,	April 1,	March 31,	March 30,
	2010	2011	2012	2013	2014
	(dollars in thousands, except for per share data)
Net sales(1)	$401,167	$485,712	$554,858	$661,244	$775,986
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	271,599	326,207	368,728	445,379	524,659
Gross profit(2)	129,568	159,505	186,130	215,865	251,327
Direct store expenses	85,840	109,867	132,446	154,753	186,537
General and administrative expenses(3)	34,676	40,038	44,331	60,192	84,094
Store opening costs(4)	3,949	10,006	12,688	19,015	10,187
Production center start-up costs	—	—	—	—	4,519
Income (loss) from operations	5,103	(406)	(3,335)	(18,095)	(34,010)
Business interruption and gain on storm-related insurance recoveries(5)	—	—	—	5,000	3,089
Interest expense, net	(13,787)	(19,111)	(16,918)	(23,964)	(20,205)
Loss on early extinguishment of debt(6)	(2,837)	(13,931)	—	—	—
Loss before income taxes	(11,521)	(33,448)	(20,253)	(37,059)	(51,126)
Income tax benefit (provision)(7)	4,426	14,860	8,304	(25,809)	(29,154)
Net loss	$(7,095)	$(18,588)	$(11,949)	$(62,868)	$(80,280)
Net loss attributable to common stockholders(8)	$(23,750)	$(39,021)	$(36,677)	$(92,689)	$(124,410)
Net loss per share attributable to common stockholders (basic and diluted)(8)	$(1.95)	$(3.22)	$(3.01)	$(7.52)	$(3.10)
Net loss per share (pro forma basic and diluted) (8)	$(0.34)	$(0.84)	$(0.52)	$(2.52)	$(2.00)

Weighted average number of common shares outstanding (in 000s)(8)
Basic and diluted	12,190	12,122	12,189	12,326	40,166
Pro forma basic and diluted	20,945	22,151	23,137	24,959	40,166

Other Financial Data

	Fiscal Year Ended
	March 28,	April 3,	April 1,	March 31,	March 30,
	2010	2011	2012	2013	2014
	(dollars in thousands)
Adjusted EBITDA(9)	$23,874	$29,309	$35,775	$47,364	$48,797
Depreciation and amortization	$10,233	$14,588	$19,202	$22,093	$27,056
Capital expenditures	$21,658	$27,797	$44,528	$57,916	$43,906
Gross margin(10)	32.3%	32.8%	33.5%	32.6%	32.4%
Adjusted EBITDA margin(11)	6.0%	6.0%	6.4%	7.2%	6.3%
Pro forma Adjusted EBITDA margin(11)(12)	6.0%	6.0%	6.4%	6.9%	6.3%

Selected Operating Data

	Fiscal Year Ended
	March 28,	April 3,	April 1,	March 31,	March 30,
	2010	2011	2012	2013	2014
Locations at end of period(13)	5	7	9	12	14
Total gross square feet at end of period	292,774	454,146	552,900	741,375	840,784
Change in square footage for period	—%	55.1%	21.7%	34.1%	13.4%
Average store size
Gross square feet	58,555	64,878	61,433	61,781	60,056
Selling square feet(14)	31,157	36,348	34,976	35,417	34,697
Average net sales per square foot
Gross square foot(15)	$1,370	$1,308	$1,029	$1,123	$996
Selling square foot(15)	$2,575	$2,459	$1,859	$1,963	$1,754
Average net sales per store per week ($000)(16)	$1,543	$1,473	$1,246	$1,252	$1,149
Comparable store sales growth (decrease) per period(17)	0.5%	(4.4)%	(7.5)%	(1.7)%	(0.4)%
New stores opened in period (location/date)	—	Pelham Manor, NY	Upper East Side, NY	Woodland Park, NJ	Chelsea, NY
		(4/2010);	(7/2011);	(6/2012)	(7/2013)
		Stamford, CT	Douglaston, NY	Westbury, NY	Nanuet, NY
		(11/2010)	(11/2011)	(8/2012)	(10/2013)
				Kips Bay, NY
				(12/2012)

Balance Sheet Data

	March 28,	April 3,	April 1,	March 31,	March 30,
	2010	2011	2012	2013	2014
	(dollars in thousands)
Cash and cash equivalents	$22,594	$58,067	$30,172	$21,723	$58,800
Total assets	242,206	313,665	321,590	338,501	380,344
Total debt(18)	122,544	194,297	203,552	259,313	256,467
Redeemable preferred stock(19)	146,794	179,695	204,423	234,244	—
Total stockholders’ (deficit) / equity	(65,542)	(104,562)	(141,364)	(235,444)	11,543

(1)

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

(3)

In fiscal 2013 and fiscal 2014 we recognized approximately $5.2 million and $0.1 million, respectively, for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expense, a direct offset to the associated expenses. Fiscal 2013 includes $3.2 million of pre-opening advertising costs that, beginning in fiscal 2013, are being recorded as General and Administrative expense.  In prior years, these costs were recorded in store opening costs; reclassification has not been made as such amounts were not considered material.

(4)

Costs (principally payroll, rent expense and real estate taxes) incurred in opening new stores are expensed as incurred. During fiscal 2010 and fiscal 2011, we incurred $3.9 million and $6.8 million, respectively, of store opening costs related to the two stores we opened during fiscal 2011. During fiscal 2011 and fiscal 2012, we incurred $3.2 million and $11.9 million, respectively, of store opening costs related to the two stores we opened during fiscal 2012. During fiscal 2012, we incurred $0.7 million of store opening costs related to the store we opened in the first quarter of fiscal 2013. During fiscal 2013, we incurred $16.7 million of store opening costs related to the three stores we opened in that period, $2.0 million of store opening costs related to the reopening of our Red Hook store and approximately $267,000 of store opening costs related to one of the two stores we opened in fiscal 2014. During fiscal 2014, we incurred $8.7 million of store opening costs related to the two stores we opened during fiscal 2014 and $1.5 million of store opening costs related to one of the stores we expect to open in fiscal 2015.

(5)

In fiscal 2013 represents non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red Hook store as a result of damage sustained during Hurricane Sandy. In fiscal 2014, we and our insurers settled the remaining insurance claims related to Hurricane Sandy and we received final payments totaling $4.4 million, bringing total insurance payments received to $18.7 million. At the time of claim settlement we had an insurance receivable of $1.3 million. The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy.

(6)

In fiscal 2010, we incurred a loss on early extinguishment of debt in connection with the refinancing of our then existing first and second lien credit agreements. In fiscal 2011, we incurred a loss on early extinguishment of debt in connection with the refinancing of our then existing credit agreement with our 2011 senior credit facility that we subsequently refinanced in August 2012.

(7)

During fiscal 2013 we recorded a partial valuation allowance against our deferred tax asset. In fiscal 2014, we recorded a valuation allowance against the remainder of our deferred tax asset. See Note 13 to our financial statements appearing elsewhere in this report.

(8)

Net loss attributable to common stockholders represents our net loss plus dividends accrued on our preferred stock.  Prior to the consummation of our IPO and the exchange of our outstanding preferred stock for Class B common stock in April 2013, common stockholders did not share in net income unless earnings exceeded the unpaid dividends on our preferred stock.

Accordingly, in fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014 there were no earnings available for common stockholders because we reported a net loss in each of those periods, and the loss was attributed only to the common stockholders. Net loss per common share (pro forma basic and diluted) and the pro forma weighted average number of shares gives effect to the exchange of our then outstanding preferred stock (including accrued but unpaid dividends thereon that exceed the $76.8 million of accrued dividends paid with a portion of the proceeds of our IPO) for shares of our Class B common stock, based on a price of $11.00 per share, as if such exchange had occurred on the last day of each period (the “Exchange”). All of our outstanding preferred stock and accrued but unpaid dividends was exchanged for 15,504,296 shares of our Class B common stock, of which 33,576 shares automatically converted into 33,576 shares of Class A common stock at the closing of our IPO.

A reconciliation of the denominator used in the calculation of pro forma basic and diluted net income (loss) per common share is as follows:

	Fiscal Year Ended
	March 28,	April 3,	April 1,	March 31,	March 30,
	2010	2011	2012	2013	2014
	(in thousands)
Weighted average number of common shares outstanding, basic and diluted	12,190	12,122	12,189	12,326	40,166
Issuance of shares in the Exchange	8,755	10,029	10,948	12,633	—
Weighted average number of common shares outstanding, pro forma basic and diluted	20,945	22,151	23,137	24,959	40,166

Our Class A common stock and Class B common stock share equally on a per share basis in our net income or net loss.

(9)

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and is used by us to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures can provide alone. Our board of directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Management and our board also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, equity compensation charges, store opening costs (including pre-opening advertising costs), production center start-up costs, gain on insurance recovery, foundation funding, loss on early extinguishment of debt, IPO-related expenses, transaction expenses and bonuses and management fees. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We ceased paying management fees following the consummation of our IPO in April 2013. Items such as production center start-up costs, gain on insurance recovery, foundation funding, loss on early extinguishment of debt, IPO-related expenses and transaction expenses and bonuses were incurred and associated with discrete and different events not relating to our core on-going operations, including our initial public offering, which was consummated just after the end of fiscal 2013, the refinancings of our senior credit facility and Hurricane Sandy. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

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

	Fiscal Year Ended
	March 28,	April 3,	April 1,	March 31,	March 30,
	2010	2011	2012	2013	2014
	(dollars in thousands)
Net loss (a)	$(7,095)	$(18,588)	$(11,949)	$(62,868)	$(80,280)

Management agreement termination (b)	—	—	—	—	9,200
Contractual IPO bonuses	—	—	—	—	8,105
Other IPO-related expenses	—	—	—	3,058	795
Sub-total IPO transaction expenses	—	—	—	3,058	18,100
Financing transaction expenses (c)	—	1,269	—	6,196	330
Professional services (d)	734	870	1,608	1,080	2,278
Severance (e)	2,169	466	1,074	958	3,544
Non-operating expenses (f)	475	936	1,454	1,215	715
Management fees (g)	1,211	1,580	2,647	3,509	877
Interest expense, net(h)	13,787	19,111	16,918	23,964	20,205
Income tax (benefit) provision (i)	(4,426)	(14,860)	(8,304)	25,809	29,154
Store depreciation and amortization	7,000	10,330	13,511	17,642	22,787
Corporate depreciation and amortization	3,233	4,258	5,691	4,451	4,269
Equity compensation charge	—	—	437	109	11,020
Store opening costs (j)	3,949	10,006	12,688	19,015	10,187
Production center start-up costs	—	—	—	—	4,519
Pre-opening advertising costs (k)	—	—	—	3,226	2,681
Gain on insurance recovery	—	—	—	—	(3,089)
Foundation funding	—	—	—	—	1,500

Loss on early extinguishment of debt (l)	2,837	13,931	—	—	—
Adjusted EBITDA	$23,874	$29,309	$35,775	$47,364	$48,797

(a)	See notes 1, 2, 5 and 7 above.

(b)	Represents the fee paid to an affiliate of Sterling Investment Partners to terminate our management agreement with such affiliate in connection with our IPO.

(c)

Represents fees and expenses and bonuses paid in connection with the refinancing of our 2011 senior credit facility in August 2012 and expenses related to the rating agency review of us required by our 2013 senior credit facility.

(d)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations, primarily related to litigation with respect to a lease and professional services related to the establishment of our new production center.

(e)

In fiscal 2010 consists primarily of severance required to be paid under employment agreements in connection with the termination of employment of two senior officers.  In fiscal 2012 consists primarily of severance required to be paid under an employment agreement in connection with the termination of employment of a senior officer and severance paid in connection with the elimination of a department.  In fiscal 2013, consists primarily of severance required to be paid under an employment agreement in connection with the termination of employment of a senior officer.  In fiscal 2014 consists primarily of severance paid in connection with our management realignment program, including payments required to be paid under a separation agreement in connection with the retirement of our former chief executive officer.

(f)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations, including in fiscal 2010 amounts paid in respect of prior periods of $0.1 million and bank fees of $0.2 million, in fiscal 2011 $0.3 million of amounts paid in respect of prior periods and bank fees of $0.2 million, in fiscal 2012 $0.4 million of amounts paid in respect of prior periods and bank fees of $0.1 million, in fiscal 2013 $0.8 million of amounts paid in respect of prior periods, which includes tax assessments of approximately $0.5 million for the fiscal period 2008 through 2011, and bank fees of $0.1 million and in fiscal 2014 $0.2 million of amounts paid in respect of prior periods and bank fees of $0.2 million.

(g)

Represents management fees paid to an affiliate of Sterling Investment Partners pursuant to an agreement that was terminated upon the consummation of our IPO in exchange for a payment of $9.2 million. For fiscal 2014 represents prepaid management fees expensed at the IPO date.

(h)	Includes amortization of deferred financing costs.

(i)	See note 7 above.

(j)	See note 4 above.

(k)

For fiscal 2010, 2011 and 2012, pre-opening advertising costs are included in store opening costs; reclassification has not been made as such amounts were not considered material.  For fiscal 2013 and fiscal 2014, they are included in general and administrative expense.

(l)	See note 6 above.

The adjustments and related amounts included in Adjusted EBITDA as shown above are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014 was $23.9 million, $30.4 million, $37.9 million, $47.6 million and $52.1 million, respectively, compared to Adjusted EBITDA of $23.9 million, $29.3 million, $35.8 million, $47.4 million and $48.8 million, respectively, during the same periods.

(10)	We calculate gross margin by subtracting cost of sales and occupancy costs from net sales and dividing by our net sales for each of the applicable periods.

(11)

We calculated Adjusted EBITDA margin by dividing our Adjusted EBITDA by our net sales for each of the applicable periods. We present Adjusted EBITDA margin because it is used by management as a performance measure of Adjusted

EBITDA generated from net sales. See note 9 above for further information regarding how we calculate Adjusted EBITDA, which is a non-GAAP measure. In calculating Adjusted EBITDA margin for fiscal 2013, Adjusted EBITDA includes the $5.0 million of business interruption insurance recoveries we received, approximating the lost EBITDA of the Red Hook location during the period it was closed, but net sales does not include any net sales for the period the store was closed. See note 12 below. Sales at certain of our stores may have benefitted from customers of our Red Hook store shopping at our other stores while the Red Hook store was temporarily closed. See note 1 above.

(12)

We calculated pro forma Adjusted EBITDA margin as described in note 11 above, except that for fiscal 2013 we added to net sales $25.0 million, representing our net sales at Red Hook during the period in fiscal 2012 corresponding to the same period in fiscal 2013 that the store was temporarily closed.

(13)	The food stores and adjacent Fairway Wines & Spirits locations in Pelham Manor and Stamford, respectively, are considered as one store location in the number of stores and square footage.

(14)	Excludes the square footage of the kitchen, bakery, meat department, produce coolers and storage in our stores.

(15)

The amount for fiscal 2011 has been decreased (by subtracting one week of average weekly net sales) to reflect a 52-week year so as to be comparable to fiscal 2010, 2012 2013 and 2014. Stores not open for the entire fiscal period have been excluded. Does not include net sales from our Fairway Wines & Spirits locations. For fiscal 2013, excludes our Red Hook store due to its temporary closure as a result of damages suffered during Hurricane Sandy.

(16)

We calculated average net sales per store per week by dividing net sales by the number of stores open during the entire fiscal period and then dividing by the number of weeks in the fiscal period. Does not include net sales from our Fairway Wines & Spirits locations. For fiscal 2013, excludes our Red Hook store due to its temporary closure as a result of damages suffered during Hurricane Sandy.

(17)

Represents the percentage change in our same-store sales as compared to the prior comparable period. Our practice is to include sales from a store in same-store sales beginning on the first day of the fifteenth full month following the store’s opening. This practice may differ from the methods that other food retailers use to calculate comparable or “same-store” sales. As a result, data regarding our same-store sales may not be comparable to similar data made available by other food retailers. Comparable same store sales for fiscal 2011 has been adjusted (by subtracting one week of average weekly net sales) to reflect a 52-week year so as to be comparable to fiscal 2010, 2012, 2013 and 2014. For fiscal 2013 and fiscal 2014, comparable store sales excludes our Red Hook store beginning in October through the end of the applicable fiscal year due to its temporary closure in fiscal 2013 as a result of damages suffered during Hurricane Sandy.

(18)

Net of (i) unamortized original issue discount on our senior debt of $4.2 million, $2.7 million, $1.9 million, $15.0 million and $15.1 million at March 28, 2010, April 3, 2011,  April 1, 2012, March 31, 2013 and March 30, 2014, respectively, and (ii) accrued deferred interest on our subordinated note of $0, $443,617, $130,595, $0 and $0 at March 28, 2010, April 3, 2011,  April 1, 2012, March 31, 2013 and March 30, 2014, respectively. The accrued deferred interest is due at maturity and is classified as other long-term liabilities in our financial statements. See Note 8 to our financial statements included elsewhere in this report for more information regarding our original issue discount.

(19)

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

Overview

Fairway Market is a growth-oriented food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, an approximately $30 billion food retail market that is the largest in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural / specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 14 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits locations.  Twelve of the stores were open prior to the beginning of fiscal 2014 and two stores were opened during fiscal 2014: our store located in the Chelsea neighborhood of Manhattan that we opened on July 24, 2013 and a store in Nanuet, NY which opened on October 10, 2013. Seven of our food stores, which we refer to as “urban stores,” are located in New York City, and the remainder, which we refer to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. We expect to open a new store in Lake Grove in Suffolk County, Long Island, NY in Summer 2014, a new store in the TriBeCa neighborhood of Manhattan in early calendar 2015 and a new store in the Hudson Yards neighborhood in west midtown Manhattan in late calendar 2015 or early calendar 2016.  We were forced to temporarily close our Red Hook location from October 29, 2012 through February 28, 2013 due to damage sustained during Hurricane Sandy. This store reopened March 1, 2013.

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

For the next several years, we intend to grow our store base in the Greater New York City metropolitan area at a rate of two to four stores annually. Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us in 2012 by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our financial results can be positively impacted in the short term as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass through inventory price increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. In fiscal 2010, the food retail sector began experiencing deflation, as input costs declined and price competition among retailers intensified, pressuring sales across the industry. Food deflation moderated in fiscal 2011, and we began to experience inflation starting in early fiscal 2012, particularly in some commodity driven categories, although we were generally able to pass through the effect of these higher prices. Food inflation moderated in early fiscal 2013 and was essentially flat for the remainder of fiscal 2013 and fiscal 2014. The U.S. Department of Agriculture Economic Research Service currently expects food inflation of 2.5-3.5% in calendar 2014,  assuming normal weather conditions.

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

Developments in Competitive Landscape

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. Because we offer a full assortment of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries, we compete with various types of retailers, including alternative food retailers such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite, Food Emporium and A&P, retailers with “big box” formats such as Target and Wal-Mart and warehouse clubs such as Costco and BJ’s Wholesale Club. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. Due to the increasingly competitive environment in which we operate, our operating results in fiscal 2014 were, and in the future may be, negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing. In addition, other established food retailers could enter our markets, increasing competition for market share.

Changes in Interest Expense

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness. In fiscal 2012, we used a portion of the proceeds from the borrowings under our 2011 senior credit facility to repay $22.0 million aggregate principal amount of subordinated debt, together with all accrued interest, and issued $7.3 million of subordinated debt, which we repaid in March 2013. In August 2012, we refinanced our 2011 $235 million credit facility with a new senior credit facility, consisting of $260 million of term debt and a revolving credit facility of $40 million. In February 2013, we refinanced our $300 million credit facility with a new senior credit facility, consisting of $275 million of term debt and a revolving credit facility of $40 million, principally to lower the interest rate we pay. In May 2013 we amended our senior credit facility to lower the interest rate we pay, which reduced our annualized cash interest payments by approximately $4.8 million. The fees and expenses incurred in connection with the amendment were recovered through reduced interest payments by the end of fiscal 2014.

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

In fiscal 2013, we received advances totaling $10.5 million in partial settlement of our insurance claims. The insurance carriers designated $5.0 million of these advances as non-refundable reimbursement for business interruption losses sustained at Red Hook, which has been recorded as business interruption insurance recoveries in our consolidated statement of operations for our fiscal year ended March 31, 2013.  The remaining $5.5 million, which represented the carrying values of the damaged inventory and property and equipment, was recorded as a reduction of general and administrative expenses, a direct offset to the associated carrying values written off, in the consolidated statements of operations for the fiscal year ended March 31, 2013.  Additionally, we have recognized approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook as a reduction in general and administrative expenses, a direct offset to the associated expenses, in our consolidated statement of operations for our fiscal year ended March 31, 2013 as the realization of the claim for loss recovery had been deemed to be probable.

We received an additional advance of $3.8 million in the first quarter of fiscal 2014 in partial settlement of our insurance claims.  In the third quarter of fiscal 2014, we and our insurers settled the remaining insurance claims related to Hurricane Sandy and we received final payments totaling $4.4 million, bringing total insurance payments to $18.7 million. At the time of claim settlement we had an insurance receivable of $1.3 million. The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy. The gain is recorded in Business interruption and gain on storm-related insurance recoveries in our consolidated statements of operations.

Following Hurricane Sandy we have seen increases in the market rate for insurance and our insurance premiums increased.

Establishment of Charitable Foundation

During fiscal 2014, we established a charitable foundation (the “Foundation”) to provide charitable grants in and around the communities we serve.  We provided $1.5 million of initial funding for the Foundation, which is recorded as general and administrative expenses.  We are in the process of applying for tax-exempt status for the Foundation.

Organizational Realignment

In the fourth quarter of fiscal 2014, we initiated an organizational realignment to remove redundant costs and streamline parts of the business model to enhance overall productivity.  Net of reinvestments back into the business, we expect to achieve annualized cost savings of approximately $3-4 million.  In connection with the plan, we incurred charges, primarily severance, of $3.3 million in fiscal 2014 and expect to incur additional charges, primarily severance, of approximately $3.5 million in fiscal 2015.

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

We do not consider same store sales, which controls for the effects of new store openings, to be as meaningful a measure for us as it may be for other retailers because as a destination food retailer in a concentrated market area we have in the past experienced, and in the future expect to experience, sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers. Our practice is to include sales from a store in same-store sales beginning on the first day of the fifteenth full month following the store’s opening. This practice may differ from the methods that our competitors use to calculate same-store or “comparable” sales. As a result, data in this report regarding our same-store sales may not be comparable to similar data made available by our competitors.

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

As we continue to pursue our growth strategy, we expect that a significant percentage of our increase in net sales will continue to come from the opening of new stores rather than increased sales at existing stores.

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

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefits for our store work force, supplies, store depreciation and store-specific advertising and marketing costs. Store-level labor costs are generally the largest component of our direct store expenses. Direct store expenses, as a percentage of net sales, at our new stores are typically higher than at our more established stores during the first few quarters of operations. The components of our direct store expenses may not be identical to those of our competitors. As a result, data in this report regarding our direct store expenses may not be comparable to similar data made available by our competitors.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, corporate sales and advertising and marketing expenses (including pre-opening advertising and marketing costs beginning in fiscal 2013), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. We have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses include management fees paid to an affiliate of Sterling Investment Partners, which ceased upon consummation of our IPO.

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

Adjusted EBITDA

We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Management and our board also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014 was $23.9 million, $30.4 million, $37.9 million, $47.6 million and $52.1 million, respectively, compared to Adjusted EBITDA of $23.9 million, $29.3 million, $35.8 million, $47.4 million and $48.8 million, respectively, during the same periods. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, equity compensation charges, store opening costs (including pre-opening advertising costs), production center start-up costs, gain on insurance recovery, foundation funding, loss on early extinguishment of debt, IPO related expenses, transaction expenses and bonuses and management fees. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing our on-going core operating performance. Because it omits non-cash items, we believe that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Because it omits the other items, we believe Adjusted EBITDA is also more reflective of our on-going core operating performance.

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

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net loss, the most directly comparable financial measure presented in accordance with US GAAP, set forth in note 9 to the tables under the heading “Item 6.  Selected Financial Data”.

Central Services

We have made significant investments in management, information technology systems, infrastructure, compliance and marketing.  These investments include significant additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives.  We believe that Central Services as a percentage of net sales is a useful performance measure and we use it to facilitate an evaluation of our infrastructure investment without distortions that may result from general and administrative expenses that do not directly relate to the operation of our business.  We define Central Services as general and administrative expenses less: depreciation and amortization related to general and administrative activities, management fees, transaction expenses, equity compensation charges and other non-operating expenses. To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Central Services from general and administrative expenses, the most directly comparable financial measure presented in accordance with US GAAP.

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. The three completed fiscal years discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ended on April 1, 2012,  March 31, 2013 and March 30, 2014. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2012” refers to our fiscal year ended April 1, 2012, “fiscal 2013” refers to our fiscal year ended March 31, 2013,  and “fiscal 2014” refers to our fiscal year ended March 30, 2014. Fiscal 2012,  fiscal 2013 and fiscal 2014 consist of 52 weeks. The differing length of certain fiscal years, the effects of Hurricane Sandy (including the temporary closure of all of our stores for one or two days and our Red Hook store for four months and the receipt of insurance proceeds related to Hurricane Sandy),  and the opening of seven new stores during these years, may affect the comparability of certain data for the periods presented.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Fiscal Years Ended
	April 1, 2012		March 31, 2013		March 30, 2014
	(dollars in thousands)
Net sales (a)	$554,858	100.0%	$661,244	100.0%	$775,986	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	368,728	66.5%	445,379	67.4%	524,659	67.6%
Gross profit (b)	186,130	33.5%	215,865	32.6%	251,327	32.4%
Direct store expenses	132,446	23.9%	154,753	23.4%	186,537	24.0%
General and administrative expenses (c)	44,331	8.0%	60,192	9.1%	84,094	10.8%
Store opening costs	12,688	2.3%	19,015	2.9%	10,187	1.3%
Production center start-up costs	—	—%	—	—%	4,519	0.6%
Loss from operations	(3,335)	(0.6)%	(18,095)	(2.7)%	(34,010)	(4.4)%
Business interruption and gain on storm-related insurance recoveries (d)	—	—%	5,000	0.8%	3,089	0.4%
Interest expense, net	(16,918)	(3.0)%	(23,964)	(3.6)%	(20,205)	(2.6)%
Loss before income taxes	(20,253)	(3.7)%	(37,059)	(5.6)%	(51,126)	(6.6)%
Income tax benefit (provision)	8,304	1.5%	(25,809)	(3.9)%	(29,154)	(3.8)%
Net loss	$(11,949)	(2.2)%	$(62,868)	(9.5)%	$(80,280)	(10.3)%

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

(c)

In fiscal 2013 and fiscal 2014, we recognized approximately $5.2 million and $0.1 million, respectively, for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expense, a direct offset to the associated expenses.  Fiscal 2013 and fiscal 2014 include pre-opening advertising costs.  In fiscal 2012, pre-opening advertising costs were recorded in store opening costs; reclassification has not been made as such amounts were not considered material.

(d)

In fiscal 2013, we recognized $5.0 million of non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red Hook store as a result of damage sustained during Hurricane Sandy. In fiscal 2014, we and our insurers settled the remaining insurance claims related to Hurricane Sandy and received final payments totaling $4.4 million, bringing total insurance payments to $18.7 million.  At the time of claim settlement we had an insurance receivable of $1.3 million.  The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy.

Fiscal year ended March 30, 2014 compared to fiscal year ended March 31, 2013

The effects of Hurricane Sandy (including the temporary closure of all of our stores for one or two days and our Red Hook store for 18 weeks and the receipt of insurance proceeds related to Hurricane Sandy) and our IPO, as well as the opening of three new stores in fiscal 2013 and two new stores in fiscal 2014, may affect the comparability of certain data for the periods presented.

Net Sales

We had net sales of $776.0 million in fiscal 2014, an increase of $114.7 million, or 17.4%, from $661.2 million in fiscal 2013.  Approximately 85.0% of the increase, or $97.2 million, was attributable to the net sales at our new stores not included in the comparable store base, with the remaining growth driven by the net sales from our Red Hook store, which was closed for 18 weeks during fiscal 2013 beginning on October 29, 2012, due to damage sustained from Hurricane Sandy, partially offset by a decrease in net sales at our comparable stores of $2.4 million. Excluding net sales of the Red Hook store in both periods as a result of its temporary closure, net sales increased $94.8 million, or 15.4%, to $709.3 million in fiscal 2014 from $614.5 million in fiscal 2013.

Comparable store sales decreased 0.4% in fiscal 2014 compared to fiscal 2013,  customer transactions in our comparable stores decreased by 1.4% and average transaction size at our comparable stores increased by 1.0%. Comparable store sales were negatively impacted by the holiday overlap of Thanksgiving and Hanukah and the compressed timeframe between Thanksgiving and Christmas in fiscal 2014,  as well as the effects of Hurricane Sandy, which led to a combination of pre- and post- storm pantry stocking, sales transfer and absorbed market share from competitors that were not fully operational for some period subsequent to the storm, including our own in Red Hook.  Poor weather conditions also negatively impacted traffic patterns during the fourth fiscal quarter as heavy snowfall skews our destination customers towards convenience shopping. Comparable store sales in fiscal 2013 also include an approximate 50 basis points sales benefit related to the Easter and Passover holidays; however, due to calendar shifts, these holidays did not fall within fiscal 2014.

Gross Profit

Gross profit was $251.3 million for fiscal 2014, an increase of $35.5 million, or 16.4%, from $215.9 million for fiscal 2013.  Our gross margin decreased approximately 20 basis points to 32.4% in fiscal 2014 from 32.6% in fiscal 2013 primarily due to higher occupancy costs, as a percentage of net sales, partially offset by improved merchandise gross margin. Excluding gross profit of the Red Hook store in both periods as a result of its temporary closure, gross profit increased $28.7 million, or 14.3%, to $229.1 million in fiscal 2014 from $200.4 million in fiscal 2013 and gross margin decreased approximately 30 basis points.

Direct Store Expenses

Direct store expenses were $186.5 million in fiscal 2014, an increase of $31.8 million, or 20.5%, from $154.8 million in fiscal 2013. The increase in direct store expenses was primarily due to the five new stores we opened subsequent to April 1, 2012 and the re-opening of our Red Hook store, which was closed for 18 weeks during fiscal 2013, beginning October 29, 2012, due to damage sustained from Hurricane Sandy. With more stores in operation during fiscal 2014, our store labor expenses increased $13.1 million and our other store operating expenses increased $13.6 million compared to fiscal 2013. The portion of our depreciation expense included in direct store expenses, which include amortization of prepaid rent, increased $5.1 million, or 29.2%, to $22.8 million for fiscal 2014, compared to direct store depreciation expense for fiscal 2013 of $17.6 million. The increase in direct store depreciation expense for fiscal 2014 compared with fiscal 2013 is primarily attributable to the increase in the number of stores. Excluding Red Hook’s direct store expenses in both periods as a result of its temporary closure, direct store expenses increased $27.1 million, or 18.7%, to $172.1 million in fiscal 2014 from $145.0 million in fiscal 2013.

Direct store expenses, as a percentage of net sales, increased 60 basis points to 24.0% in fiscal 2014 from 23.4% for fiscal 2013,  primarily due to higher store operating expenses, as a percentage of sales, at our two new locations that opened subsequent to March 31, 2013, which is typical for new stores during the first few quarters of operations, and an increase in store depreciation and amortization costs, as a percentage of sales. Excluding Red Hook’s direct store expenses in both periods as a result of its temporary closure, direct store expenses as a percentage of net sales increased 70 basis points to 24.3% for fiscal 2014 from 23.6% for fiscal 2013.

General and Administrative Expenses

General and administrative expenses were $84.1 million for fiscal 2014, an increase of $23.9 million, or 39.7%, from $60.2 million for fiscal 2013. The increase in our general and administrative expenses was primarily attributable to expenses related to our IPO of $18.1 million, including $9.2 million to terminate the management agreement with an affiliate of Sterling Investment Partners upon consummation of our IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of our IPO and $0.8 million of other IPO related expenses, an increase of $15.0 million over the prior year.  We also recorded $11.0 million of stock compensation expense in fiscal 2014, an increase of $10.9 million from fiscal 2013 and $3.5 million of severance costs, including a $3.3 million charge in the fourth quarter in connection with the management realignment, an increase of $2.6 million over the prior year.  The Central Services component of general and administrative expenses increased $2.4 million, or 6.6%, to $38.8 million in fiscal 2014 from $36.4 million in fiscal 2013. The remaining increase in general and administrative expenses was primarily due to a $1.5 million charge related to the funding of our Foundation and a $1.2 million increase in professional services partially offset by a reduction in transaction expenses related to the refinancing of our 2011 senior credit facility of $5.9 million, a reduction in management fees of $2.6 million and a reduction in non-operating expenses and pre-opening advertising of $1.0 million, collectively. The portion of our depreciation and amortization expense included in general and administrative expenses decreased by $0.2 million to $4.3 million for fiscal 2014 from $4.5 million in fiscal 2013.

As a percentage of net sales, general and administrative expenses increased approximately 170 basis points to 10.8% for fiscal 2014 from 9.1% for fiscal 2013. Excluding net sales from our Red Hook store in both periods, as a result of its temporary closure, general and administrative expenses, as a percentage of net sales, increased 210 basis points in fiscal 2014 to 11.9% from 9.8% in fiscal 2013. Central Services, as a percentage of net sales, decreased 50 basis points in fiscal 2014 to 5.0% from 5.5% in fiscal 2013. Excluding net sales from our Red Hook store in both periods as a result of its temporary closure, Central Services, as a percentage of net sales, decreased 40 basis points in fiscal 2014 to 5.5% from 5.9% in fiscal 2013.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Fiscal Year Ended
	March 31,		March 30,
	2013		2014
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$60,192	9.1%	$84,094	10.8%
Management agreement termination	—	—	(9,200)	(1.2)
Contractual IPO bonuses	—	—	(8,105)	(1.0)
Other IPO-related expenses	(3,058)	(0.5)	(795)	(0.1)
Sub-total IPO transaction expenses	(3,058)	(0.5)	(18,100)	(2.3)
Management fees	(3,509)	(0.5)	(877)	(0.1)
Financing transaction expenses	(6,196)	(0.9)	(330)	—
Professional services	(1,080)	(0.2)	(2,278)	(0.3)
Severance	(958)	(0.1)	(3,544)	(0.5)
Non-operating expenses	(1,215)	(0.2)	(715)	(0.1)
Corporate depreciation and amortization	(4,451)	(0.7)	(4,269)	(0.6)
Equity compensation charge	(109)	(0.0)	(11,020)	(1.4)
Pre-opening advertising costs	(3,226)	(0.5)	(2,681)	(0.3)
Foundation funding	—	—	(1,500)	(0.2)
Central services	$36,390	5.5%	$38,780	5.0%

Store Opening Costs

Store opening costs were $10.2 million for fiscal 2014, a decrease of $8.8 million from $19.0 million for fiscal 2013. Store opening costs for fiscal 2014 include approximately $5.0 million for the store we opened in the Chelsea neighborhood of Manhattan in July 2013, $3.7 million for the store we opened in Nanuet, NY in October 2013 and $1.5 million for the store we expect to open in Lake Grove, NY in Summer 2014.  Store opening costs for fiscal 2013 include approximately $4.2 million related to the Woodland Park, New Jersey store and integrated Fairway Wines & Spirits location that opened in June 2012, $4.9 million for our new Westbury, Long Island store that opened in August 2012, $7.6 million for the Fairway Market opened in Manhattan’s Kips Bay neighborhood in December 2012, $2.0 million related to the re-opening of the Red Hook store that was temporarily closed due to damage sustained during Hurricane Sandy, and $0.3 million related to our new store that we opened in July 2013 in Manhattan’s Chelsea neighborhood. Store opening costs for fiscal 2013 were adversely affected by an approximately two month delay in opening our Kips Bay store due to construction delays resulting from bedrock issues and the impact of Hurricane Sandy. Approximately $1.4 million and $2.8 million of store opening costs in fiscal 2014 and fiscal 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent and other landlord allowances.

Production Center Start-up Costs

Start-up costs for our new production center in the Hunts Point area of the Bronx were $4.5 million in fiscal 2014.  Approximately $1.3 million of these costs did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For fiscal 2014, our operating loss was $34.0 million, an increase of $15.9 million from $18.1 million for fiscal 2013. The increase in the loss from operations in fiscal 2014 over the same period in the prior year was primarily due to fees and expenses related to our IPO, an increase in stock compensation expense and production center start-up costs, partially offset by lower store opening costs. Excluding the income from operations of the Red Hook store in both periods as a result of its temporary closure our operating loss was $41.8 million in fiscal 2014 compared to $23.8 million in fiscal 2013.

Business Interruption and gain on storm-related Insurance Recoveries

In fiscal 2014,  we and our insurers settled the insurance claims related to Hurricane Sandy and we received final payments totaling $4.4 million, bringing total insurance payments to $18.7 million.  At the time of claim settlement we had an insurance receivable of $1.3 million.  The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy.

Business interruption insurance recoveries for fiscal 2013 represents non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red Hook store due to damage sustained during Hurricane Sandy.

Interest Expense

Interest expense decreased 15.7%, or $3.8 million, to $20.2 million for fiscal 2014, from $24.0 million for fiscal 2013,  primarily due to lower interest rates resulting from the refinancing of our 2012 senior credit facility in February 2013, the repayment of  a subordinated promissory note of approximately $7.3 million in March 2013, and the subsequent May 2013 amendment to our February 2013 senior credit facility to further lower interest rates, partially offset by an increase in the amortization of deferred financing fees and original issue discount of approximately $2.1 million and an increase in average borrowings under our senior credit facility entered into in February 2013, as amended in May 2013.  The cash portion of interest expense in fiscal 2014 and fiscal 2013 was $15.2 million and $21.5 million (net of $0.5 million related to timing of payment), respectively and the non-cash portion of interest expense, which represents amortization of deferred financing fees and original issue discount, increased $2.1 million to $5.0 million in fiscal 2014 from $2.9 million in fiscal 2013.

Income Tax

We recorded an income tax provision of $29.2 million in fiscal 2014 compared to a provision of $25.8 million in fiscal 2013. We recorded an income tax provision although we incurred pretax losses in both periods because we have provided valuation allowances against deferred tax assets in both periods, we do not record any income tax benefit related to the operating losses and we recognize income tax expense related to indefinite-lived intangible assets. In fiscal 2013 we recorded a partial valuation allowance of $41.0 million against our deferred tax assets and in fiscal 2014 we recorded a full valuation allowance of $49.7 million against our remaining deferred tax assets.  At March 30, 2014, the valuation allowance was $90.7 million against our deferred tax assets.  See Note 13 to our financial statements found under “Item 8—Financial Statements” below for additional information about our partial deferred tax valuation allowance.

Net Loss

Our net loss was $80.3 million for fiscal 2014, an increase of $17.4 million, or 27.7%, from a net loss of  $62.9 million for fiscal 2013. The increase in net loss was primarily attributable to fees and expenses related to our IPO, increased direct store expenses, stock compensation expense, production center start-up costs and income tax provision, partially offset by increased gross profit, lower store opening costs, lower interest expense and the gain on storm-related insurance recovery. Excluding the operations of the Red Hook store in both periods as a result of its temporary closure and business interruption and gain on storm-related insurance recovery our net loss increased $14.2 million to $62.0 million in fiscal 2014 from a net loss of $47.8 million in fiscal 2013.

Our adjusted net loss was $10.8 million in fiscal 2014, a decrease of $7.2 million, or 39.9%, from an adjusted net loss of $18.0 million in fiscal 2013.  Excluding Red Hook in both periods as a result of its temporary closure and business interruption and gain on storm-related insurance recovery, our adjusted net loss was $18.6 million in fiscal 2014, a decrease of $10.2 million, or 35.3%, from an adjusted net loss of $28.8 million in fiscal 2013.  We define adjusted net loss as net loss plus transaction expenses, expenses that did not continue after the IPO, and non-cash charges, one-time charges and non-operating expenses which we believe may distort period to period comparisons.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Fiscal Year Ended
	March 31,		March 30,
	2013		2014
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(62,868)	(9.5)%	$(80,280)	(10.3)
Management agreement termination	—	—	9,200	1.2
Contractual IPO bonuses	—	—	8,105	1.0
Other IPO-related expenses	3,058	0.5	795	0.1
Sub-total IPO transaction expenses	3,058	0.5	18,100	2.3
Management fees	3,509	0.5	877	0.1
Financing transaction expenses	6,196	0.9	330	—
Professional services	1,080	0.2	2,278	0.3
Severance	958	0.1	3,544	0.5
Non-operating expenses	1,215	0.2	715	0.1
Non-cash interest	2,915	0.4	5,017	0.6
Equity compensation charge	109	0.0	11,020	1.4
Income tax provision	25,809	3.9	29,154	3.8
Gain on insurance recovery	—	—	(3,089)	(0.4)
Foundation funding	—	—	1,500	0.2
Adjusted net loss	$(18,019)	(2.8)%	$(10,834)	(1.4)

Fiscal year ended March 31, 2013 compared to fiscal year ended April 1, 2012

The effects of Hurricane Sandy (including the temporary closure of all of our stores for one or two days and our Red Hook store for 18 weeks and the receipt of insurance proceeds related to Hurricane Sandy) and our IPO, as well as the opening of two new stores in fiscal 2012 and three new stores in fiscal 2013, may affect the comparability of certain data for the periods presented.

Net Sales

We had net sales of $661.2 million in fiscal 2013, an increase of $106.3 million, or 19.2%, from $554.9 million in fiscal 2012. This increase was attributable to the $138.5 million of net sales from new stores not included in the comparable store base, partially offset by $23.8 million in lower sales at our Red Hook store due to its temporary closure and a decrease in net sales at comparable stores of $8.3 million. Excluding net sales of the Red Hook store in both periods as a result of its temporary closure, net sales increased $130.1 million, or 26.9%, to $614.5 million in fiscal 2013 from $484.3 million in fiscal 2012.

Comparable store sales, excluding Red Hook beginning in October of both years, decreased 1.7% in fiscal 2013 compared to fiscal 2012, primarily as a result of sales transferred to our newly opened stores and the implementation of our price optimization initiative. This initiative involves refinement in the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday conventional grocery items. Customer transactions in our comparable stores decreased by 1.6% and average transaction size at our comparable stores decreased by 0.1%.

Gross Profit

Gross profit was $215.9 million for fiscal 2013, an increase of $29.8 million, or 16.0%, from $186.1 million for fiscal 2012. Excluding gross profit of the Red Hook store in both periods as a result of its temporary closure, gross profit increased $38.0 million, or 23.4%. Gross margin (both including and excluding the Red Hook store) was 32.6% for fiscal 2013, compared to 33.5% for fiscal 2012. This decrease in gross margin was primarily attributable to increased occupancy costs as a result of fair market rent increases in three of our older stores and, to a lesser extent, lower merchandise gross margins, partially offset by our price optimization initiative. In addition, we had lower gross margins in our new suburban stores. We continue to refine our price optimization initiative, which involves increases and decreases to prices on certain items, lower prices from certain vendors and the continuing benefit of our shrink management initiative launched in fiscal 2009. We calculate gross profit as net sales less cost of sales and occupancy costs, which includes the cost of merchandise inventory sold during the period (net of discounts and allowances), distribution costs, food preparation costs (primarily labor), shipping and handling costs and store occupancy costs.

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

General and Administrative Expenses

General and administrative expenses were $60.2 million for fiscal 2013, an increase of $15.9 million, or 35.8%, from $44.3 million for fiscal 2012. The increase in our general and administrative expenses was attributable to our continued investments in management, information technology systems, infrastructure, compliance and marketing to support continued execution of our growth plans of approximately $5.0 million, the inclusion of $3.2 million of pre-opening advertising and marketing costs, which in fiscal 2012 aggregated $1.1 million and were included in store opening costs, an increase in our non-recurring costs of approximately $3.1 million, of which approximately $1.6 million relates to our initial public offering and $1.3 million consists of management bonuses in connection with our 2012 senior credit facility, fees associated with our senior credit facilities entered into in August 2012 and February 2013, of approximately $4.9 million, including $3.6 million paid to an affiliate of Sterling Investment Partners, and increased management fees of approximately $0.9 million. Excluding the fees and expenses related to our senior credit facilities and fees and expenses related to our initial public offering, general and administrative expenses were $52.4 million, an increase of 18.2%. In fiscal 2013, we recognized approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook and recorded this amount as a reduction in general and administrative expenses, a direct offset to the associated expenses. The realization of the claim for loss recovery has been deemed to be probable. The portion of our depreciation and amortization expense included in general and administrative expenses decreased by $1.2 million, or 21.8%, to $4.5 million for fiscal 2013 from $5.7 million in fiscal 2012. Our general and administrative expenses include management fees of $3.5 million and $2.6 million paid to an affiliate of Sterling Investment Partners in fiscal 2013 and fiscal 2012, respectively. We ceased paying these management fees upon the consummation of our initial public offering. Our fiscal 2012 pre-opening advertising and marketing costs have not been reclassified as such amounts were not considered material. See Item 13—Certain Relationships and Related Transactions, and Director Independence—Management Agreement with Sterling Advisors.”

As a percentage of net sales, general and administrative expenses increased to 9.1% for fiscal 2013 from 8.0% for fiscal 2012. Excluding the one-time debt re-financing fees and expenses incurred in connection with our senior credit facilities and the costs associated with our initial public offering, general and administrative expenses, as a percentage of net sales, was 7.9%.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Fiscal Year Ended
	April 1,		March 31,
	2012		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$44,331	8.0%	$60,192	9.1%
IPO transaction expenses	—	—	(3,058)	(0.5)
Management fees	(2,647)	(0.5)	(3,509)	(0.5)
Financing transaction expenses	—	—	(6,196)	(0.9)
Professional services	(1,608)	(0.3)	(1,080)	(0.2)
Severance	(1,074)	(0.2)	(958)	(0.1)
Non-operating expenses	(1,454)	(0.3)	(1,215)	(0.2)
Corporate depreciation and amortization	(5,691)	(1.0)	(4,451)	(0.7)
Equity compensation charge	(437)	(0.1)	(109)	(0.0)
Pre-opening advertising costs	—	—	(3,226)	(0.5)
Central services	$31,420	5.7%	$36,390	5.5%

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

Loss from Operations

For fiscal 2013, our operating loss was $18.1 million, an increase of $14.8 million from $3.3 million for fiscal 2012. The increase in the loss from operations in fiscal 2013 over the same period in the prior year was primarily due to increased direct store, store opening and general and administrative expenses, and expenses and fees related to our senior credit facilities and initial public offering, partially offset by increased gross profit. Excluding the income from operations of the Red Hook store in both periods as a result of its temporary closure as well as the fees related to our senior credit facilities and initial public offering, the increase in our loss from operations was $5.8 million.

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

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Fiscal Year Ended
	April 1,		March 31,
	2012		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(11,949)	(2.2)%	$(62,868)	(9.5)%
IPO transaction expenses	—	—	3,058	0.5
Management fees	2,647	0.5	3,509	0.5
Financing transaction expenses	—	—	6,196	0.9
Professional services	1,608	0.3	1,080	0.2
Severance	1,074	0.2	958	0.1
Non-operating expenses	1,454	0.3	1,215	0.2
Non-cash interest	1,447	0.3	2,915	0.4
Equity compensation charge	437	0.1	109	0.0
Income tax (benefit) provision	(8,304)	(1.5)	25,809	3.9
Adjusted net loss	$(11,586)	(2.0)%	$(18,019)	(2.8)%

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

At March 30, 2014, we had $58.8 million in cash and cash equivalents and $16.4 million in borrowing availability pursuant to our senior credit facility. We were in compliance with all debt covenants under our senior credit facility as of March 30, 2014. Our senior credit facility is discussed below under “—Senior Credit Facility”.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	April 1,	March 31,	March 30,
	2012	2013	2014
	(dollars in thousands)
Net cash provided by (used in) operating activities	$8,817	$(3,193)	$1,244
Net cash used in investing activities	(44,528)	(54,518)	(39,503)
Net cash provided by financing activities	7,816	49,262	75,336
Net increase (decrease) in cash and cash equivalents	$(27,895)	$(8,449)	$37,077

Operating Activities

Net cash provided by (used in) by operating activities consists primarily of net loss adjusted for non-cash items, including depreciation, changes in deferred income taxes and loss on early extinguishment of debt, and the effect of working capital changes.

We generated cash from operating activities of $1.2 million during fiscal 2014 and $8.8 million in fiscal 2012, while our operating activities used cash of $3.2 million in fiscal 2013.    Net cash generated from operating activities in fiscal 2014 compared to net cash used in operating activities in fiscal 2013 was primarily due to the one-time costs associated with the refinancing of our debt in August 2012 and February 2013, decreased working capital needs, primarily related to fewer store openings, partially offset by the costs related to our IPO in fiscal 2014.  Net cash used in operations in fiscal 2013 compared to net cash provided by operations in fiscal 2012 was primarily due to the one-time costs associated with the refinancing of our debt in August 2012 and February 2013, increased working capital needs, primarily related to new store openings and losses associated with damage resulting from Hurricane Sandy for which we had a receivable, and an increase in our net loss.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $43.9  million in fiscal 2014, of which $24.8 million was in connection with the two stores we opened in the period, $2.3 million was in connection with the new store we plan to open in Summer 2014 and $7.7 million was in connection with our new centralized production facility. The remaining approximately $9.1 million of capital expenditures in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.  Capital expenditures in fiscal 2014 were partially offset by insurance proceeds related to property losses of $4.4 million.

We made capital expenditures of $57.9 million in fiscal 2013, of which $41.9 million was in connection with the three stores (one of which included an integrated Fairway Wines & Spirits location) we opened in the period, $8.1 million related to re-opening Red Hook and $1.3 million was in connection with the two stores we expect to open in fiscal 2013. The remaining approximately $6.6 million of capital expenditures in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.  Capital expenditures in fiscal 2013 were partially offset by insurance proceeds related to property losses of $3.4 million.

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

We plan to spend approximately $45 million to $50 million on capital expenditures during the fiscal year ending March 29, 2015, primarily related to the two new stores we plan to open in fiscal 2015 and our new central production facility.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Fiscal Year Ended
	April 1,	March 31,	March 30,
	2012	2013	2014
	(dollars in thousands)
Proceeds from long-term debt, net of issuance costs	$31,688	$526,908	$—
Payments on long-term debt	(23,875)	(476,146)	(2,750)
Repurchase of treasury stock	—	(1,500)	—
Proceeds from issuance of common shares	3	—	158,821
Cash dividends on preferred stock	—	—	(76,818)
Issuance costs for debt repricing	—	—	(3,917)
Net cash provided by financing activities	$7,816	$49,262	$75,336

Net cash provided by financing activities during fiscal 2014, fiscal 2013 and fiscal 2012 was $75.3 million, $49.3 million and $7.8 million, respectively.  In fiscal 2012, we used a portion of the proceeds from borrowings under our 2011 senior credit facility to repay $22.0 million aggregate principal amount of subordinated debt, together with accrued interest, and issued $7.3 million of subordinated debt. In August 2012, we entered into a new $300 million senior credit facility, which was treated as a debt modification for accounting purposes, that, after repaying the loans outstanding under our 2011 senior credit facility, provided additional net proceeds of approximately $48.6 million, which was used to finance growth. In February 2013, we entered into a new $315 million senior credit facility, which was treated as a debt modification for accounting purposes, that reduced the interest rate we were paying under our August 2012 senior credit facility. In March 2013, we repaid our outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued deferred interest aggregating $440,000, in full. In May 2013, we amended the February 2013 senior credit facility to further reduce the interest rate we pay under that facility, which reduced our annualized cash interest payments by approximately $4.8 million. The fees and expenses incurred in connection with the amendment were recovered through reduced interest payments by the end of fiscal 2014.

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters’ exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. During fiscal 2014, we used approximately $15.4 million of the proceeds for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $17.9 million of the proceeds for capital expenditures and pre-opening costs in connection with the store we opened in October 2013 in Nanuet, NY, approximately $4.0 million of the proceeds in connection with the store we expect to open in Lake Grove, NY in Summer 2014, approximately $7.2 million of the proceeds in connection with capital expenditures in our other stores and approximately $10.9 million of the proceeds in connection with capital expenditures and start-up costs at our new production facility.    We intend to use the remainder of the net proceeds, approximately $9.3 million, for new store growth and other general corporate purposes. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

Mandatory prepayments under the Credit Facility are required with (i) 50% of adjusted excess cash flow (which percentage will decrease to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of assets sales or other dispositions of property by us and our restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions). In addition, the Credit Facility required that by May 15, 2013, we either fully repay our outstanding subordinated note or make a $7.7 million repayment of the outstanding term loan.  On March 7, 2013, we repaid in full our outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued interest aggregating $440,000.

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

Subordinated Notes

In connection with Sterling Investment Partners’ acquisition of Fairway in January 2007, we issued to certain of the selling entities subordinated promissory notes in an aggregate principal amount of $22.0 million. The notes bore interest at the rate of 10% per annum, which rate was increased to 12% in April 2010, with the additional two percent deferred until maturity, and were due in January 2015. Mr. Howard Glickberg, our vice chairman of development and a director, owned one-third of each of the entities that received a promissory note. In May 2011, we used a portion of the proceeds from our 2011 senior credit facility to repay these notes. In May 2011, we sold to Mr. Glickberg a subordinated promissory note in the aggregate principal amount of $7.3 million. This note bore interest at a rate of 12% per annum, of which 10% was paid in cash quarterly and 2% was deferred until maturity. The maturity date of the note was March 3, 2018. In March 2013, we repaid this note, including all accrued deferred interest, in full with a portion of the proceeds from our 2013 senior credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of March 30, 2014:

	Payment by period
		Less than 1	1 - 3	3 - 5	More than 5
	Total	year	years	years	years
	(dollars in thousands)
Long-term debt obligations (1)	$271,563	$2,750	$5,500	$263,313	$—
Estimated interest on long-term debt obligations (2)	63,195	14,851	29,612	18,732	—
Operating lease obligations (3)	720,256	33,312	69,279	66,780	550,885
Employment agreements	4,387	3,903	484	—	—
Total	$1,059,401	$54,816	$104,875	$348,825	$550,885

(1)

Reflects the outstanding balance on our $315.0 million 2013 senior credit facility (including our $40 million letter of credit sub-facility), including unamortized discount of $15.1 million. Does not include $23.6 million of outstanding letters of credit at March 30, 2014 under our senior credit facility. For a more detailed description of our senior credit facility, see “—Senior Credit Facility” and Note 8 to our financial statements found under “Item 8—Financial Statements” below.

(2)

For the purposes of this table, we have estimated interest expense to be paid during the remaining term of our senior credit facility using the interest rate as of March 30, 2014. Our actual cash payments for interest on the senior credit facility will fluctuate as the outstanding balance changes with our cash needs and the LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt, see “—Senior Credit Facility” and Note 8 to our financial statements found under “Item 8—Financial Statements” below. A one percentage point increase in LIBOR above the 1.0% floor would cause an increase to interest expense of $2.7 million for the “less than 1 year” period, $5.4 million for the “1 - 3 years” period and  $3.7 million for the “3 - 5 years”.

(3)

Represents the minimum lease payments due under our operating leases, excluding maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately 21.4% of our minimum lease obligations for fiscal 2014. The minimum lease payments do not reflect the fair market value reset provisions in the leases for certain of our stores. For purposes of this table, we have assumed that we begin to pay rent on our Lake Grove store in mid-June 2014 and the production facility in late June 2014.  Does not include leases for two stores for which we do not yet have possession, one of which we expect will open in early calendar 2015 and the other we expect will open in late calendar 2015 or early calendar 2016.  For a more detailed description of our operating leases, see Note 14 to our financial statements found under “Item 8—Financial Statements” below.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the year.  We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates.

Critical accounting policies reflect material judgment and assumptions and may result in materially different results using different assumptions or conditions.  The following critical accounting polices require us to make estimates, assumptions and judgments: merchandise inventories, goodwill and other intangible assets, impairment of other long-lived assets, income taxes and stock-based compensation.  For a detailed discussion of accounting policies, please refer to the notes to our consolidated financial statements found under “Item 8 – Financial Statements” below.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 350 – Intangibles – Goodwill and Other.  Accordingly, goodwill and identifiable intangible assets with indefinite lives are not amortized, but instead are subject to annual testing for impairment.  During the fourth quarter of fiscal 2014, we changed the date of our annual impairment test from the last day of our fiscal year to the first day of our fiscal fourth quarter. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the change in our annual impairment testing date did not delay, accelerate or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively.

Goodwill is tested for impairment on an annual basis,  on the first day of our fiscal fourth quarter for fiscal 2014 and at the end of each fiscal year prior to fiscal 2014 or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill.

The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

We test intangibles that are not subject to amortization for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We test indefinite-lived assets using a two-step approach. The first step screens for potential impairment while the second step measures the amount of impairment. We use a discounted cash flow analysis to complete the first step in the process. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Our detailed impairment analysis involves the use of discounted cash flow models.  Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results.  Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates.  Our judgments are based on historical experience, current market trends and other information.  In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures.  Critical assumptions include projected comparable store sales growth, timing and number of new store openings, gross profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates and terminal growth rates.  We determine discount rates based on the weighted average cost of capital of a market participant.  Such estimates are derived from our analysis of peer companies and considers the industry weighted average return on debt and equity from a market participant perspective.  We also use comparable market earnings multiple data and our Company’s market capitalization to corroborate our reporting unit valuation.  Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.  We believe our assumptions are consistent with the plans and estimates used to manage the business; however, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Based upon the results of the annual impairment review, it was determined that the fair value of our indefinite-lived intangible assets and reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of March 30, 2014 and March 31, 2013

Impairment of Long-Lived Assets

ASC 360, “Impairment of Long-Lived- Assets” requires that long-lived assets other than goodwill and other non-amortizable intangibles be reviewed for impairment whenever events such as adjustments to lease terms or other adverse changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated.  In reviewing for impairment, we compare the carrying value of such assets with finite lives to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For long-lived assets used at store locations, we review for impairment at the individual store level.  These reviews involve comparing the carrying value of all leasehold improvements, machinery and equipment, computer equipment and furniture and fixtures located at each store to the net cash flow projections for each store.  In addition, we conduct separate impairment reviews at other levels as appropriate.  For example, a shared asset, such as a centralized production center, would be evaluated by reference to the aggregate assets, liabilities and projected cash flows of all areas of the business using that shared asset.

Our impairment loss calculations include uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating the useful lives of assets and estimating the discount rate inherent in future cash flows, as discussed above under “—Goodwill and Other Intangible Assets”.  If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we could be exposed to losses that could be material.

Based upon our analysis, the estimated future cash flows substantially exceeded the carrying value of the assets, and no impairment existed as of March 30, 2014 and March 31, 2013.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before the realization of the benefit or that the future deductibility is not probable.  The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future.  In forecasting future taxable income, management uses estimates and makes assumptions regarding significant future events, including the timing and number of new store openings, same store sales growth, suburban and urban mix of stores, corporate operating leverage, industry trends and competition.  In evaluating our ability to recover our deferred tax assets, we consider and weigh all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income.  When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made.  If our estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s Consolidated Statements of Operations, or conversely to reduce the existing valuation allowance resulting in less income tax expense.

The Company recorded a partial valuation allowance of $41.0 million against its deferred tax assets in fiscal 2013 and recorded a full valuation allowance of $49.7 against the remainder of its deferred tax assets in fiscal 2014.  The Company does not believe that there is a reasonable likelihood that any portion of the full valuation allowance will be reversed in the Company’s five year planning horizon ending in fiscal 2019 and therefore no sensitivity analysis was deemed necessary.

Stock-Based Compensation

We measure and recognize stock-based compensation expense for all equity-based payment awards made to employees, including grants of employee stock options and restricted stock units, using estimated fair values. The fair value of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service period. For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To determine the fair value of equity-based payment awards, valuation methods are used which require management to make assumptions and apply judgments. These assumptions and judgments include estimating the future volatility of our stock price, the expected term of the share-based award, dividend yield, risk-free interest rates, future employee turnover rates and future employee stock option exercise behaviors.  Since there is limited trading history of our common stock, the volatility is estimated based on historical price data of publicly traded companies within our peer group having similar characteristics.  Changes in these assumptions can materially affect the fair value estimate and the amount of compensation expense recognized within individual periods.  To the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

Stock-based compensation awards that provide for accelerated vesting in the event of a change in control, which we believe in the near future is unlikely, could have a material effect on our results of operations. To date, stock-based compensation awards covering approximately 872,000 shares of our Class A common stock provide for accelerated vesting in the event of a change in control. Additionally, while our forfeiture assumption represents a particularly sensitive estimate that could affect stock-based compensation expense, we do not believe that it is likely to significantly change in the foreseeable future.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

JOBS Act

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

April 1, 2012,  March 31, 2013 and March 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fairway Group Holdings Corp.

We have audited the accompanying consolidated balance sheets of Fairway Group Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of March 30, 2014 and March 31, 2013, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended March 30, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairway Group Holdings Corp. and subsidiaries as of March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Melville, New York
May 29, 2014

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

March 31, 2013 and March 30, 2014

	March 31,	March 30,
	2013	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,723	$58,800
Accounts receivable, net	2,553	5,536
Merchandise inventories	24,759	28,061
Insurance claims receivable	5,184	—
Income tax receivable	817	894
Prepaid rent	3,146	892
Deferred financing fees	1,580	1,751
Prepaid expenses and other	5,604	2,701
Deferred income taxes	915	—
Total current assets	66,281	98,635
PROPERTY AND EQUIPMENT, NET	126,958	144,529
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	25,729	25,435
DEFERRED INCOME TAXES	3,781	—
OTHER ASSETS	20,340	16,333
Total assets	$338,501	$380,344
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	39,399	33,971
Accrued expenses and other	18,360	20,455
Total current liabilities	60,509	57,176
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	256,563	253,717
Deferred income taxes	—	24,574
Other long-term liabilities	22,629	33,334
Total liabilities	339,701	368,801
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
Series A Preferred Stock, $0.001 par value per share, 52,982 shares authorized at March 31, 2013 and 0 shares authorized at March 30, 2014 and 43,058 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at March 30, 2014 (inclusive of cumulative deemed dividends of $28,353 and $0 at March 31, 2013 and March 30, 2014, respectively)	84,328	—
Series B Preferred Stock, $0.001 par value per share, 64,018 shares authorized at March 31, 2013 and 0 shares authorized at March 30, 2014 and 64,016.98 shares issued and outstanding at March 31, 2013 and 0 shares issued and outstanding at March 30, 2014 (inclusive of cumulative deemed dividends of $85,899 and $0 at March 31, 2013 and March 30, 2014, respectively)	149,916	—
Total redeemable preferred stock	234,244	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.00001 par value per share, 150,000,000 shares authorized, 12,506,885 and 29,108,316 shares issued at March 31, 2013 and March 30, 2014, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000,000 shares authorized, 0 shares and 14,225,455 shares issued and outstanding at March 31, 2013 and March 30, 2014, respectively	—	14
Treasury stock at cost, 136,485 shares and 2,965 shares at March 31, 2013 and March 30, 2014, respectively	(1,500)	—
Additional paid-in capital	—	369,883
Accumulated deficit	(233,944)	(358,354)
Total stockholders’ (deficit) equity	(235,444)	11,543
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$338,501	$380,344

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

April 1, 2012,  March 31, 2013 and March 30, 2014

	Fiscal Years Ended
	April 1,	March 31,	March 30,
	2012	2013	2014

Net sales	$554,858	$661,244	$775,986

Cost of sales and occupancy costs (exclusive of depreciation and amortization)	368,728	445,379	524,659

Gross profit	186,130	215,865	251,327

Direct store expenses	132,446	154,753	186,537

General and administrative expenses	44,331	60,192	84,094

Store opening costs	12,688	19,015	10,187

Production center start-up costs	—	—	4,519

Loss from operations	(3,335)	(18,095)	(34,010)

Business interruption and gain on storm-related insurance recoveries	—	5,000	3,089

Interest expense, net	(16,918)	(23,964)	(20,205)

Loss before income taxes	(20,253)	(37,059)	(51,126)

Income tax benefit (provision)	8,304	(25,809)	(29,154)

Net loss	(11,949)	(62,868)	(80,280)

Preferred stock dividends	(24,728)	(29,821)	(44,130)

Net loss attributable to common stockholders	$(36,677)	$(92,689)	$(124,410)

Basic and diluted loss per common share	$(3.01)	$(7.52)	$(3.10)

Weighted average common shares outstanding	12,188,582	12,325,647	40,165,743

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) / Equity

(In thousands, except share amounts)

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

	REDEEMABLE PREFERRED STOCK					STOCKHOLDERS’ DEFICIT
	Series A		Series B			Class A		Class B		Additional
	Preferred Stock		Preferred Stock			Common Stock		Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at April 3, 2011	43,058	$65,848	64,016.98	$113,847	$179,695	12,267,763	$—	—	$—	$—	$—	$(104,562)	$(104,562)
Issuance of common stock	—	—	—	—	—	288,214	—	—	—	3	—	—	3
Purchase of treasury stock	—	—	—	—	—	(49,092)	—	—	—	—	—	—	—
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	437	—	—	437
Deemed dividends on preferred stock	—	7,932	—	16,796	24,728	—	—	—	—	(440)	—	(24,288)	(24,728)
Unamortized discount related to prepayment of related party debt, net of income taxes	—	—	—	—	—	—	—	—	—	—	—	(565)	(565)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,949)	(11,949)
Balance at April 1, 2012	43,058	73,780	64,016.98	130,643	204,423	12,506,885	—	—	—	—	—	(141,364)	(141,364)
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	109	—	—	109
Deemed dividends on preferred stock	—	10,548	—	19,273	29,821	—	—	—	—	(109)	—	(29,712)	(29,821)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(1,500)	—	(1,500)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(62,868)	(62,868)
Balance at March 31, 2013	43,058	84,328	64,016.98	149,916	234,244	12,506,885	—	—	—	—	(1,500)	(233,944)	(235,444)
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	11,020	—	—	11,020
Deemed dividends on preferred stock	—	440	—	863	1,303	—	—	—	—	—	—	(1,303)	(1,303)
Exchange of preferred stock for common stock upon consummation of IPO	(43,058)	(68,572)	(64,016.98)	(101,975)	(170,547)	—	—	15,504,296	16	170,531	—	—	170,547
Incremental dividend (paid in cash)	—	2,945	—	8,873	11,818	—	—	—	—	—	—	(11,818)	(11,818)
Incremental dividend (at IPO share value)	—	—	—	—	—	—	—	—	—	31,009	—	(31,009)	—
Preferred stock dividend	—	(19,141)	—	(57,677)	(76,818)	—	—	—	—	—	—	—	—
New shares issued upon consummation of IPO, net of issuance costs	—	—	—	—	—	13,407,632	—	—	—	158,821	—	—	158,821
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	1,278,841	—	(1,278,841)	(2)	2	—	—	—
Exercise of warrants to purchase shares of common stock	—	—	—	—	—	1,794,335	—	—	—	—	—	—	—
Exercise of warrants to purchase shares of common stock (136,485 from Treasury Shares)	—	—	—	—	—	—	—	—	—	(1,500)	1,500	—	—
Issuance of stock to directors in lieu of cash compensation	—	—	—	—	—	5,623	—	—	—	—	—	—	—
Issuance of stock for vested RSUs	—	—	—	—	—	115,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(80,280)	(80,280)
Balance at March 30, 2014	—	$—	—	$—	$—	29,108,316	$—	14,225,455	$14	$369,883	$—	$(358,354)	$11,543

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014

	Fiscal Years Ended
	April 1,	March 31,	March 30,
	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,949)	$(62,868)	$(80,280)
Adjustments to reconcile net loss to net cash used from operating activities
Deferred income taxes	(8,304)	25,798	29,270
Deferred rent	6,196	9,364	9,575
Depreciation and amortization of property and equipment	17,177	21,497	26,444
Amortization of intangibles	1,714	279	294
Amortization of discount on term loans and subordinated notes	339	1,553	3,275
Amortization of deferred financing fees	1,108	1,362	1,742
Amortization of prepaid rent	311	317	318
Non-cash stock compensation expense	437	109	11,020
Gain on insurance claim	—	—	(3,089)
Changes in operating assets and liabilities
Accounts receivable	469	(270)	(2,983)
Merchandise inventories	(1,233)	(4,799)	(3,302)
Insurance claims receivable	—	(5,184)	3,761
Prepaid expense and other	(1,604)	(4,661)	4,919
Other assets	(398)	(1,735)	2,483
Accounts payable	3,672	13,383	(5,428)
Accrued expenses and other	2,572	2,656	2,505
Other long-term liabilities	(1,690)	6	720
Net cash provided by (used in) operating activities	8,817	(3,193)	1,244
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(44,528)	(57,916)	(43,906)
Insurance proceeds	—	3,398	4,403
Net cash used in investing activities	(44,528)	(54,518)	(39,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	31,688	526,908	—
Payments on long-term debt	(23,875)	(476,146)	(2,750)
Repurchase of treasury stock	—	(1,500)	—
Proceeds from common shares and shares issued in initial public offering, net of issuance costs	3	—	158,821
Cash dividends paid on preferred stock	—	—	(76,818)
Issuance costs from debt re-pricing	—	—	(3,917)
Net cash provided by financing activities	7,816	49,262	75,336
Net (decrease) increase in cash and cash equivalents	(27,895)	(8,449)	37,077
Cash and cash equivalents — beginning of period	58,067	30,172	21,723
Cash and cash equivalents — end of period	$30,172	$21,723	$58,800
Cash paid during the period for
Interest	$16,403	$21,514	$15,217
Income taxes	$193	$175	$2

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Organization

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is controlled by investment funds managed by Sterling Investment Partners L.P. and affiliates (collectively, “Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fourteen stores in the Greater New York metropolitan area, three of which include Fairway Wine & Spirits locations.  We opened  two stores in fiscal 2012: the store on the Upper East side of Manhattan, New York, which opened in July 2011, and the store in Douglaston, New York, which opened in November 2011; we opened three stores in fiscal 2013: the store in Woodland Park, New Jersey, which opened in June 2012, the store in Westbury, New York, which opened in August 2012 and the store in Kips Bay Manhattan, New York, which opened in December 2012; and we opened two stores in fiscal 2014: the store in the Chelsea neighborhood of Manhattan, NY, which opened in late July 2013, and the store in Nanuet, NY, which opened in mid-October 2013. Seven of the Company’s food stores, which the Company refers to as “urban stores,” are located in New York City and the remainder, which the Company refers to as “suburban stores” are located in New York (outside of New York City), New Jersey and Connecticut. The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

In January 2007, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of the four retail food store operations operated by the Company’s predecessor.  The consideration paid for the acquisition consisted of $97.4 million in cash, $2.4 million paid approximately two years from the date of the acquisition, 10% subordinated promissory notes in the aggregate principal amount of $22 million, recorded by the Company at fair value of $20 million, 19.9% of the issued and outstanding common and preferred stock of the Company having a value of approximately $12.7 million and transaction costs of approximately $7.2 million.

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

On April 22, 2013, the Company completed its initial public offering (“IPO”) of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). The Company received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to the IPO. The Company used the net proceeds that it received from the IPO to (i) pay accrued but unpaid dividends on its Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on its Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of the Company’s management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of the Company’s management totaling approximately $8.1 million. During fiscal 2014, the Company used approximately $55.4 million of the net proceeds in connection with the opening of three new stores, its centralized production facility and capital expenditures on its other stores.  The Company intends to use the remainder of the net proceeds, approximately $9.3 million, for new store growth and other general corporate purposes.  The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. In connection with the IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

Principles of Consolidation

The consolidated financial statements include the accounts of Fairway Group Holdings Corp. and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

Fiscal Year

The Company has selected a fiscal year ending on the Sunday closest to March 31.  These financial statements are presented for the fiscal years ended April 1, 2012 (52 weeks) (“fiscal 2012”), March 31, 2013 (52 weeks) (“fiscal 2013”) and March 30, 2014 (52 weeks) (“fiscal 2014”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Cash and cash equivalents include cash on hand, cash on deposit with banks and receipts from credit and debit card sales transactions which settle within a few days.  The amount of credit and debit card sales transactions included within cash and cash equivalents as of March 31, 2013 and March 30, 2014 was approximately $8.9 million and $9.1 million, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are composed primarily of vendor rebates from the purchase of goods and are stated at historical cost. Included in accounts receivable are amounts due from employees totaling approximately $143,000 and $112,000 at March 31, 2013 and March 30, 2014, respectively.  Management evaluates accounts receivable to estimate the amount that will not be collected in the future and records the appropriate provision.  The provision for doubtful accounts is recorded as a charge to operating expense and reduces accounts receivable.

Allowance for doubtful accounts is calculated based on historical experience, vendor credit risk and application of the specific identification method and totaled approximately $180,000 and $444,000 at March 31, 2013 and March 30, 2014, respectively.  During fiscal 2013 and fiscal 2014, the Company wrote off $611,000 and $247,000 of accounts receivable balances, respectively.

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

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

Goodwill and Other Intangibles Assets

The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 350 — Intangibles — Goodwill and Other.  Accordingly, goodwill and identifiable intangible assets with indefinite lives are not amortized, but instead are subject to annual testing for impairment. During the fourth quarter of fiscal 2014, the Company changed the date of its annual impairment test from the last day of its fiscal year to the first day of its fiscal fourth quarter. The change was made to more closely align the impairment testing date with the Company’s long-range planning and forecasting process. The Company believes the change in its annual impairment testing date did not delay, accelerate or avoid an impairment charge. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to its financial statements when applied retrospectively.

Goodwill is tested for impairment on an annual basis, on the first day of the Company’s fiscal fourth quarter for fiscal 2014 and at the end of each fiscal year prior to fiscal 2014 or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company is required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company tests intangible assets that are not subject to amortization for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company tests indefinite-lived assets using a two-step approach.  The first step screens for potential impairment while the second step measures the amount of impairment.  The Company uses a discounted cash flow analysis to complete the first step in the process.  The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

The Company’s detailed impairment analysis involves the use of discounted cash flow models.  Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results.  Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates.  The Company’s judgments are based on historical experience, current market trends and other information.  In estimating future cash flows, the Company relies on internally generated forecasts for operating profits and cash flows, including capital expenditures.  Critical assumptions include projected comparable store sales growth, timing and number of new store openings, gross profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates and terminal growth rates.  The Company determines discount rates based on the weighted average cost of capital of a market participant.  Such estimates are derived from an analysis of peer companies and considers the industry weighted average return on debt and equity from a market participant perspective.  The Company also uses comparable market earnings multiple data and market capitalization to corroborate the reporting unit valuation.  Factors that could cause Company management to change estimates of future cash flows include a prolonged economic crisis, successful efforts by competitors to gain market share in the Company’s core markets, the Company’s inability to compete effectively with other retailers or its inability to maintain price competitiveness.  The Company believes its assumptions are consistent with the plans and estimates used to manage the business; however, if actual results are not consistent with these estimates or assumptions, the Company may be exposed to an impairment charge that could be material.

Based upon the results of the annual impairment review, it was determined that the fair value of the Company’s indefinite-lived intangible assets and reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of March 31, 2013 and March 30, 2014.

Impairment of Long-Lived Assets

ASC 360, “Impairment of Long-Lived Assets” requires that long-lived assets other than goodwill and other non-amortizable intangibles be reviewed for impairment whenever events such as adjustments to lease terms or other adverse changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated.  In reviewing for impairment, the Company compares the carrying value of such assets with finite lives to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

When reviewing long-lived assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For long-lived assets used at store locations, the review for impairment is done at the individual store level.  These reviews involve comparing the carrying value of all leasehold improvements, machinery and equipment, computer equipment and furniture and fixtures located at each store to the net cash flow projections for each store.  In addition, the Company conducts separate impairment reviews at other levels as appropriate.  For example, a shared asset, such as a centralized production center, would be evaluated by reference to the aggregate assets, liabilities and projected cash flows of all areas of the business using that shared asset.

The Company’s impairment loss calculations include uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating the useful lives of assets and estimating the discount rate inherent in future cash flows, as discussed above under “—Goodwill and Other Intangible Assets”.  If actual results are not consistent with the Company’s estimates and assumptions used in estimating future cash flows and asset fair values, the Company could be exposed to losses that could be material.

Based upon the Company’s analysis, the estimated future cash flows substantially exceeded the Company’s value of the assets, and no impairment existed as of March 31, 2013 and March 30, 2014.

Deferred Rent

The Company leases stores, storage and production facilities and an administrative office under operating leases.  These lease agreements generally include rent escalation clauses, renewal options, rent holidays and incentives.  The Company recognizes scheduled rent increases, incentives and rent holidays on a straight-line basis over the term of the respective leases.

Revenue Recognition

Revenue is recognized at point of sale which is the time of sale.  All discounts provided to customers by the Company are recorded as reductions of sales at the time of sale.  Net sales exclude sales taxes.

Cost of Sales and Occupancy Costs

Cost of sales includes the cost of merchandise inventories sold during the period (net of discounts and allowances), distribution and food preparation costs and shipping and handling costs.  The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts.  Purchase volume discounts are calculated based on actual purchase volumes and are recognized as a reduction of cost of sales when the related merchandise is sold.  Occupancy costs include store rental costs and property taxes.

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

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

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

A valuation allowance is recorded to reduce the carrying value of deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before the realization of the benefit or that the future deductibility is not probable.  The ultimate realization of the deferred tax assets depends upon the Company’s ability to generate sufficient taxable income of the appropriate character in the future.  In forecasting future taxable income, management uses estimates and makes assumptions regarding significant future events, including the timing and number of new store openings, same store sales growth, suburban and urban mix of stores, corporate operating leverage, industry trends and competition.  In evaluating the recoverability of deferred tax assets, the Company considers and weighs all available positive and negative evidence, including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income.  When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made.  If estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s Consolidated Statements of Operations, or conversely to reduce the existing valuation allowance resulting in less income tax expense.

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

The Company does not have any material uncertain tax positions for the fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014.

The Company recorded a partial valuation allowance of $41.0 million against its deferred tax assets in fiscal 2013 and recorded a full valuation allowance against the remainder of its deferred tax assets in fiscal 2014.  The Company does not believe that there is a reasonable likelihood that any portion of the valuation allowance will be reversed in the Company’s five year planning horizon ending in fiscal 2019 and therefore no sensitivity analysis was deemed necessary.

Advertising

Advertising and display costs are expensed as incurred and approximated $6.5 million, $9.5 million and $6.6 million for the fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014, respectively.  Marketing costs are expensed as incurred and approximated $2.4 million, $1.2 million and $1.5 million for the fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014, respectively.

Concentrations of Credit Risks

The Company’s customers are consumers located primarily in the New York metropolitan area who purchase products at the Company’s stores.  Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable.  As of March 31, 2013 and March 30, 2014, there were no significant concentrations of accounts receivable or related credit risk.

The Company maintains cash balances at financial institutions.  Accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2013 and March 30, 2014, the balances exceeding this insurable limit approximated $16.4 million and $54.1 million, respectively.

Approximately 15% of accounts payable at March 31, 2013 and March 30, 2014 is due to one supplier.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

Concentrations of Supplier Risks

The Company’s single largest third-party supplier in fiscal 2012, 2013 and 2014 was White Rose, Inc., accounting for approximately 13%, 15% and 16% of its total purchases, respectively. Under the Company’s agreement with White Rose, it is obligated to purchase substantially all of its requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products, which are available from White Rose, for its existing stores. In addition, United Natural Foods, Inc. (“UNFI”), which is the Company’s primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 9% of its total purchases in each of fiscal 2012, 2013 and 2014. The use of White Rose and UNFI gives the Company purchasing power through the volume discounts they receive from manufacturers.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets.  To estimate fair value for such assets, the Company uses techniques including discounted expected future cash flows (“DCF”) (Level 3 input).  A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows.

The carrying amount of the Company’s interest rate cap agreement, which expired on July 19, 2013, was measured at fair value, on a recurring basis, using a standard valuation model that incorporates inputs other than quoted prices that are observable.  The Company’s interest rate cap agreement was classified as Level 2 as of March 31, 2013.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to short term maturities as of March 31, 2013 and March 30, 2014.  The long-term debt (Note 8 - Long-Term Debt) approximated fair value as of March 31, 2013 and March 30, 2014, because it has variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on current market conditions.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

Deferred Financing Fees

The Company incurred approximately $0.7 million, $3.4 million and $0.5 million of financing fees in the fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014, respectively, in conjunction with the debt refinancing discussed in Note 8.  These costs are being deferred and amortized using the effective interest method over the life of the related debt instrument.

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

For the fiscal year ended April 1, 2012, there were 2,115,924 additional potentially dilutive shares of common stock, consisting of 1,930,822 outstanding warrants and 185,102 shares of unvested restricted stock.

For the fiscal year ended March 31, 2013, there were 2,076,793 additional potentially dilutive shares of common stock, consisting of 1,930,822 outstanding warrants and 145,971 shares of unvested restricted stock.

For the fiscal year ended March 30, 2014, there were 3,548,941 additional potentially dilutive shares of common stock, consisting of 109,920 shares of unvested restricted stock, 1,071,362 unvested options to purchase shares of Class A common stock and unvested restricted stock units covering 2,367,659 shares of Class A common stock.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for all equity-based payment awards made to employees, including grants of employee stock options and restricted stock units, using estimated fair values.  The fair value of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service period.  For awards with a change of control condition, an evaluation is made at the grant date and future periods as to the likelihood of the condition being met.  Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the change of control conditions until the vesting date.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To determine the fair value of equity-based payment awards, valuation methods are used which require management to make assumptions and apply judgments. These assumptions and judgments include estimating the future volatility of the Company’s stock price, the expected term of the share-based award, dividend yield, risk-free interest rates, future employee turnover rates and future employee stock option exercise behaviors.  Since there is limited trading history of the Company’s common stock, the volatility is estimated based on historical price data of publicly traded companies within the Company’s peer group having similar characteristics.  Changes in these assumptions can materially affect the fair value estimate and the amount of compensation expense recognized within individual periods.  To the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company may be exposed to changes in stock-based compensation expense that could be material.

Stock-based compensation awards that provide for accelerated vesting in the event of a change in control, which the Company believes in the near future is unlikely, could have a material effect on the Company’s results of operations. To date, stock-based compensation awards covering approximately 867,000 shares of our Class A common stock provide for accelerated vesting in the event of a change in control. Additionally, while the Company’s forfeiture assumption represents a particularly sensitive estimate that could affect stock-based compensation expense, the Company does not believe that it is likely to significantly change in the foreseeable future.

Insurance Recoveries

Insurance recoveries related to impairment losses recorded and other recoverable expenses are recognized up to the amount of the related loss or expense in the period that recoveries are deemed probable.  Insurance recoveries under business interruption coverage

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include net realizable value of merchandise inventories, valuation of long-lived assets (including goodwill and intangible assets), useful lives associated with amortization and depreciation of intangible assets, property and equipment, stock compensation and valuation of deferred tax assets.

Reclassifications

Certain reclassifications have been made to the prior fiscal years’ amounts to conform to the current fiscal year’s presentation.

Derivative Instruments

The Company does not currently utilize derivative financial instruments to hedge its exposure to changes in interest rates, although it has done so in prior years and will be required to do so under its senior credit facility if requested by the administrative agent at any time after the one month LIBO Rate (as defined in the senior credit facility) exceeds 1.50%.  The Company does not use financial instruments or derivatives for any trading or other speculative purposes.  Hedge effectiveness is measured by comparing the change in fair value of the hedged item to the change in fair value of the derivative instrument.  The effective portion of the gain or loss of the hedge is recorded as other comprehensive income (loss) in the periods presented, if applicable.  Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, is recorded in the consolidated statements of operations under the caption “interest expense.”  The Company has not applied hedge accounting on its interest rate cap agreement.

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

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

2.PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	March 31, 2013	March 30, 2014

Leasehold improvements	$106,311	$123,929
Machinery and equipment	40,206	47,190
Computer equipment	32,047	38,947
Furniture and fixtures	11,947	15,069
Transportation equipment	319	346
Construction in progress	1,509	10,748

Total property and equipment	192,339	236,229

Less accumulated depreciation	(65,381)	(91,700)

Property and equipment, net	$126,958	$144,529

Depreciation expense for property and equipment included in direct store expenses for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, was approximately $13.2 million, $17.3 million and $22.4 million, respectively.

Depreciation expense for property and equipment included in general and administrative expenses for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, was approximately $4.0 million, $4.2 million and $4.0 million, respectively.

As a result of Hurricane Sandy during fiscal 2013, the Company eliminated from property and equipment approximately $11.7 million gross and $3.4 million net of damaged assets which were fully insured.

3.PREPAID EXPENSES AND OTHER

Prepaid expenses and other consist of the following (in thousands):

	March 31, 2013	March 30, 2014
Deferred initial public offering costs	$2,737	$—
Prepaid management fee to related party (Note 11)	877	—
Prepaid insurance	781	1,387
Prepaid maintenance	747	649
Other	462	665
	$5,604	$2,701

The Company had deferred initial public offering costs, consisting of legal, professional and accounting fees and printing costs, totaling approximately $2.7 million as of March 31, 2013 in connection with its IPO.  These costs were offset against proceeds of the IPO in the first quarter of fiscal 2014.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

4.OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31, 2013	March 30, 2014
Prepaid rent, net	$7,884	$8,443
Deferred financing fees, net	5,893	4,526
Long-term deposits	6,091	2,887
Other	472	477
	$20,340	$16,333

The prepaid rent, net balance represents the unamortized noncurrent portion of a $10.2 million payment made in January 2007 to the lessor of one of the Company’s stores to extend the lease on that store through 2039 and is being amortized on a straight-line basis over the remaining term of the lease.  Amortization of approximately $311,000 was recorded in the fiscal year ended April 1, 2012, approximately $317,000 was recorded in the fiscal year ended March 31, 2013 and approximately  $ 318,000 in the fiscal year ended March 30, 2014. Additionally, during the fiscal year ended March 30, 2014, the Company paid approximately $900,000 for special termination rights related to its new Tribeca store lease, as well as the renegotiation of a portion of its Broadway store lease, both of which will be amortized as rent expense over the lease periods on a straight-line basis.

5.INTANGIBLE ASSETS, NET

The Company’s intangible assets, net consist of the following (in thousands):

	March 31, 2013
	Gross			Weighted
	Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Value	Useful Life
Intangible assets:
Trade name	$23,600	$—	$23,600	indefinite
Favorable leases	3,018	1,089	1,929	19.0
Non-compete agreement	890	690	200	8
	$27,508	$1,779	$25,729

	March 30, 2014
	Gross			Weighted
	Carrying	Accumulated	Net Carrying	Average
	Amount	Amortization	Value	Useful Life
Intangible assets:
Trade name	$23,600	$—	$23,600	indefinite
Favorable leases	3,018	1,275	1,743	19.0
Non-compete agreement	890	798	92	8
	$27,508	$2,073	$25,435

Amortization of intangible assets with finite lives amounted to approximately $1.7 million,  $300,000, and $300,000 during the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

The following is a schedule of the future amortization of the finite lived intangible assets as of March 30, 2014 for the fiscal years ending (in thousands):

March 29, 2015	278
April 3, 2016	186
April 2, 2017	186
April 1, 2018	186
March 31, 2019	150
Thereafter	849
$1,835

6.ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

	March 31, 2013	March 30, 2014
Accrued compensation and employee-related benefits	$9,444	$10,013
Accrued occupancy expenses	2,305	2,697
Deferred vendor incentives	90	1,647
Accrued utilities	970	1,395
Gift card liability	781	938
Sales tax accrual	771	921
Accrued credit card/bank fees	169	457
Accrued interest	243	414
Accrued advertising	911	361
Accrued initial public offering expenses	1,200	—
Other accrued expenses	1,476	1,612
	$18,360	$20,455

7.OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	March 31, 2013	March 30, 2014
Deferred rent	$22,629	$32,607
Accrued severance	—	557
Other long-term liabilities	—	170
	$22,629	$33,334

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

8.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 31, 2013	March 30, 2014
Credit facility, gross	$274,313	$271,563
Less unamortized discount	(15,000)	(15,096)
Credit facility, net	259,313	256,467
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$256,563	$253,717

A summary of interest expense is as follows (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 31, 2013	March 30, 2014
Interest on senior credit facility	$14,571	$20,014	$15,352
Interest on subordinated promissory notes payable to related parties	909	820	—
Amortization of original issue discount	339	1,553	3,275
Amortization of deferred financing fees	1,108	1,362	1,742
Other interest (income) expense, net	(9)	215	(164)
Total	$16,918	$23,964	$20,205

The following is the summary of the aggregate principal annual maturities of the Company’s debt as of March 30, 2014 (in thousands):

Fiscal Year Ended
March 29, 2015	$2,750
April 3, 2016	2,750
April 2, 2017	2,750
April 1, 2018	2,750
March 31, 2019	260,563
$271,563

2013 Senior Credit Facility

In February 2013, Fairway Group Holdings Corp. and its wholly-owned subsidiary, Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “2013 Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit sub-facility (the “2013 Revolving Facility” and together with the 2013 Term Facility, the “2013 Senior Credit Facility”) with the 2013 Term Facility maturing in August 2018 and the 2013 Revolving Facility maturing in August 2017. The Company used the proceeds from the 2013 Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under the 2012 Senior Credit Facility and pay fees and expenses. On May 3, 2013, the 2013 Senior Credit Facility was amended to, among other things, lower the interest rate margins and eliminate the interest coverage ratio financial covenants.

Borrowings under the 2013 Senior Credit Facility, as amended, bear interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.00% floor) plus 4.0% or (ii) an alternate base rate plus 3.0%. In addition, there is a fee payable quarterly in an amount equal to 1% per annum of the undrawn portion of the 2013 Revolving Facility, calculated based on a 360-day year. Interest is payable quarterly in the case of base rate loans and on the maturity dates or every three months, whichever is shorter, in the case of adjusted LIBOR loans. The 4.0% and 3.0% margins will each be reduced by 50 basis points at any time when the Company’s corporate family rating from Moody’s Investor Services Inc. is B2 or higher and the Company’s corporate rating from Standard & Poors Rating Service is B or higher, in each case with a stable outlook, and as long as certain events of default have not occurred. Prior to the May 2013 amendment, borrowings under the 2013 Senior Credit Facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 5.50% or (ii) an alternate base rate plus 4.50%.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

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

Mandatory prepayments under the 2013 Senior Credit Facility are required with: (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% upon achievement and maintenance of a leverage ratio of less than 5.0:1.0, and to 0% upon achievement and maintenance of a leverage ratio of less than 4.0:1.0); (ii) 100% of the net cash proceeds of asset sales or other dispositions of property by the Company and certain of its subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations (subject to certain exceptions).  In addition, the 2013 Senior Credit Facility required that by May 15, 2013, the Company either fully repay its outstanding subordinated note or make a $7.7 million repayment of the outstanding term loan.  On March 7, 2013, the Company repaid in full its then outstanding subordinated promissory note in the aggregate principal amount of $7.3 million, together with all accrued interest aggregating $440,000.

The 2013 Senior Credit Facility contains negative covenants, including restrictions on: (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the Company by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by the Company; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. The Company is also required to comply with a maximum total leverage ratio financial covenant.

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at March 30, 2014.

The 2013 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $800,000 in fiscal 2013, to be amortized over the life of the loan on the effective interest method. These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

The Company reviewed the terms of the 2013 Senior Credit Facility and ascertained that the conditions had been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification.  In connection with the modification of the 2012 Senior Credit Facility described below, (i) the unamortized original issue discount of approximately $11.8 million relating to the 2012 Senior Credit Facility and (ii) debt placement fees of approximately $3.6 million in connection with the 2013 Senior Credit Facility are collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method. In addition, approximately $2.1 million of debt related expenses to third parties, pertaining to the 2013 Senior Credit Facility, were expensed as incurred in “General and administrative expenses” during the fiscal year ended March 31, 2013.

The amendment of the 2013 Senior Credit Facility in May 2013 resulted in the Company capitalizing new deferred financing fees of approximately $500,000 in fiscal 2014, to be amortized over the remaining life of the loan using the effective interest method. Additionally, as a result of the accounting treatment applied to this amendment of debt modification, (i) the unamortized original issue discount of approximately $14.7 million relating to the 2013 Senior Credit Facility and (ii) debt placement fees of approximately $3.4 million in connection with the amendment, are collectively reflected as original issue discount, to be amortized over the life of the loan using the effective interest method.

At March 30, 2014, the Company had $16.4 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  At March 30, 2014, the Company had $23.6 million of letters of credit outstanding.

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

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

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

The 2012 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $2.1 million in fiscal 2013, to be amortized over the life of the loan on the effective interest method. These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

The Company reviewed the terms of the 2012 Senior Credit Facility and ascertained that the conditions had been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification.  In connection with the modification of the 2011 Senior Credit Facility described below, (i) the unamortized original issue discount of approximately $1.8 million relating to the 2011 Senior Credit Facility and (ii) debt placement fees of approximately $7.2 million and new original issue discount of approximately $3.9 million in connection with the 2012 Senior Credit Facility were collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method. In addition, approximately $2.8 million of debt related expenses to third parties, pertaining to the 2012 Senior Credit Facility, were expensed as incurred in “General and administrative expenses” during the fiscal year ended March 31, 2013.

All outstanding balances of the 2012 Senior Credit Facility were fully paid at the closing of the 2013 Senior Credit Facility on February 14, 2013.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

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

Subordinated Promissory Notes Payable to Related Parties

On January 18, 2007, the Company entered into two subordinated promissory notes which were amended on January 10, 2010 and April 1, 2010 (the “Notes”) for a total of $22 million with two corporations owned by the owners of the four retail food store operations acquired by the Company in January 2007,  two of whom became preferred stockholders of the Company at the time of issuance.  The Notes were subordinated to the Company’s senior debt and bore 10% interest per annum through March 31, 2010 and 12% interest per annum from April 1, 2010.  The interest accrued equal to 10% of the principal amount was payable in cash on the last day of each quarter commencing from March 31, 2007.  The interest accrued equal to 2% of the principal amount was payable on the Notes’ maturity date.  The outstanding principal balance of the Notes and accrued, unpaid interest was payable on the maturity date of January 18, 2015.

In January 2007, the fair market value of these Notes was determined to be approximately $20 million, net of a discount of approximately $2.0 million, by using a discount rate yielding an interest rate of return of 13%.  The amortization of the discount approximated $21,000 during the fiscal year ended April 1, 2012 and is reflected in the Consolidated Statements of Operations as interest expense.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

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

Interest Rate Cap Agreement

In accordance with the terms of the 2011 Senior Credit Facility, the Company was required no later than the 180th day after the closing date of the agreement, and for a minimum of two years thereafter, to enter into agreements reasonably acceptable to the administrative agent that resulted in at least 50% of the aggregate principal amount of its funded long-term indebtedness being effectively subject to a fixed or maximum interest rate acceptable to the administrative agent.

On June 14, 2010, the Company entered into an agreement with the administrative agent to cap the LIBOR interest on $50.1 million of its then outstanding term loan.  The LIBOR interest rate was capped at 5% for the period June 4, 2010 through June 14, 2011, and was capped at 4% from June 14, 2011 through June 14, 2012.  The Company paid a fee of $118,000 for this agreement. This agreement expired and has not been renewed.

On July 19, 2011, the Company entered into an agreement with the administrative agent to cap the LIBOR interest rate at 4% on a portion of the outstanding term loan under the 2011 Senior Credit Facility.  The notional amount of the agreement was  $70 million for the period July 19, 2011 through June 14, 2012, and $120 million from June 14, 2012 through July 19, 2013.  The Company paid a fee of $98,000 for this agreement. This agreement expired and has not been renewed.

9.REDEEMABLE PREFERRED STOCK

The Series A and B Preferred Stock was classified as redeemable preferred stock at March 31, 2013 since the shares were redeemable at the option of the Board of Directors (the “Board”) which was controlled by the holders of the preferred stock.

In connection with the Company’s IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO. The Company used a portion of the net proceeds from its IPO to repay approximately $19.1 million of accrued but unpaid dividends on its Series A preferred stock and approximately $57.7 million of accrued but unpaid dividends on its Series B preferred stock. Because the Company and the preferred stockholders had entered into an agreement to exchange the preferred stock for a fixed number of shares of Class B common stock based on (i) an assumed IPO price of $11.00 per share, (ii) an assumption that $65.0 million of accrued dividends would be paid in cash with the proceeds of the IPO and (iii) the fact that the number of shares of Class B common stock to be issued in the exchange would not change if the Company decreased or increased the amount of accrued dividends that it paid in cash with the net proceeds of the offering, and because the IPO price was greater than $11.00 per share and the amount of dividends paid in cash with the proceeds of the offering increased, the Company recognized an incremental dividend of approximately $42.8 million, consisting of $11.8 million, representing the additional cash proceeds used to pay dividends, and $31.0 million, representing an amount equal to the number of shares of Class B common stock the Company issued multiplied by $2.00, the difference between the $13.00 IPO price and the $11.00 price the Company used to calculate the number of shares of Class B common stock to be issued by the Company in exchange for the preferred stock and accrued but unpaid dividends.

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

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

The Series B Preferred Stock was nonvoting and was entitled to receive dividends payable in cash at an annual rate of $140 per share from the date of issuance (January 18, 2007) of such shares.  All dividends with respect to Series B Preferred Stock (i) accrued on a daily basis, (ii) were cumulative, whether or not earned or declared, (iii) were compounded quarterly from the date of issuance of such shares and (iv) were payable when declared by the Board.  In addition, the Series B Preferred Stock was redeemable at the option of a majority of the Board at a price of $1,000 per share plus all accrued and unpaid dividends (the “Series B Liquidation Value”), whether or not declared.  Upon a liquidation event, each share of a Series B Preferred Stock was entitled to receive an amount equal to the Series B Liquidation Value before any payments could be made in respect of the Common Stock.  At March 31, 2013 and March 30, 2014, the Series B Preferred Stock cumulative deemed dividends were approximately $85.9 million, and $0, respectively.  At March 31, 2013 and March 30, 2014 the total liquidation preference, including dividends, was approximately $149.9 million and $0, respectively.

Series A Preferred Stock

On March 26, 2009, the Company issued 20,620 shares of Series A Preferred Stock, par value $0.001 per share, together with 2,162,881 detachable warrants to purchase up to 2,162,881 shares of the Company’s Class A common stock at an exercise price of $0.00008 per share, in consideration for cash proceeds of $16.6 million, net of issuance costs of approximately $4.0 million.

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

The Series A Preferred Stockholders were entitled to receive dividends at an annual rate of $150 per share from the date of issuance of such shares.  All dividends with respect to Series A Preferred Stock (i) accrued on a daily basis until paid, (ii) were cumulative, whether or not earned or declared, (iii) were compounded quarterly from the date of issuance of such shares and (iv) were payable when declared by the Board.  In addition, the Series A Preferred Stock was redeemable at the option of a majority of the Board at a price of $1,300 per share plus all accrued and unpaid dividends (the “Series A Liquidation Value”), whether or not declared.  Upon a liquidation event, each share of a Series A Preferred Stock was entitled to receive an amount equal to the Series A Liquidation Value before any payments can be made with respect to the Series B Preferred Stock or the Common Stock.  At March 31, 2013 and March 30, 2014, the Series A Preferred Stock cumulative deemed dividends were approximately $28.4 million and $0, respectively.  At March 31, 2013 and March 30, 2014, the total liquidation preference, including dividends, was approximately $84.3 million and $0, respectively.

The warrants were exercisable at any time on or before March 26, 2016, or the consummation of a liquidation event, as defined.  Any warrants that were not exercised in full before the last day of the exercise period would have been automatically exercised, without further action on the part of the holder, on and as of that date.  There were no warrants issued or exercised during the fiscal years ended April 1, 2012 and March 31, 2013; all warrants were exercised in fiscal 2014.

On February 9, 2010, certain stockholders surrendered warrants to purchase an aggregate of 232,059 shares of common stock to the Company for no consideration and the Board increased the number of shares available for issuance pursuant to the Company’s 2007 Equity Compensation Plan by that number of shares.

As of March 31, 2013 and March 30, 2014, there were 1,930,822 and no warrants outstanding, respectively.

Warrants at March 31, 2013	1,930,822
Exercised during the 13 weeks ended June 30, 2013	95,386
Exercised during the 13 weeks ended September 29, 2013	3,627
Exercised during the 13 weeks ended December 29, 2013	1,734,337
Exercised during the 13 weeks ended March 30, 2014	97,472
Warrants at March 30, 2014	—

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

 10.EQUITY COMPENSATION PLAN AND COMMON STOCK

2007 Equity Compensation Plan

Effective January 2007, the Board adopted an Equity Compensation Plan (the “2007 Plan”) to provide the Company’s employees, certain consultants and advisors who perform services for the Company and non-employee members of the Board with an opportunity to receive grants of options to purchase shares of the Company’s Common Stock and grant restricted shares of the Company’s Common Stock.

The 2007 Plan is administered by the Board or a committee appointed by the Board.  The Board may grant incentive stock options, non-qualified stock options or any combination of these two and make restricted stock awards.  Incentive stock options may be granted only to employees of the Company and non-qualified stock options and restricted stock shares may be granted to employees, non-employee directors and advisors.

The term of any option shall not exceed ten years from the date of grant.  However, an incentive stock option that is granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, may not have a term that exceeds five years from the date of grant.

As of March 31, 2013 and March 30, 2014,  1,828,254 and 1,825,289 restricted shares had been issued pursuant to the 2007 Plan.  The shares vest over a period of four to five years. The Company reserves the right to refuse the transfer of such shares until such conditions have been fulfilled with respect to such transfers. During the fiscal year ended April 1, 2012, the Company granted 288,214 restricted shares and repurchased 37,115 shares for $0.01 per share.  During the fiscal year ended March 31, 2013, the Company did not grant any restricted shares and repurchased 6,522 restricted shares for $0.01 per share.  During the fiscal year ended March 30, 2014, the Company did not grant any restricted shares.  The fair value of the restricted shares granted was approximately $1.0 million in the fiscal year ended April 1, 2012, and $0 for each of the fiscal years ended March 31, 2013 and March 30, 2014.

As of March 30, 2014, there was approximately $390,000 of unrecognized compensation expense related to the unvested stock-based compensation awards granted under the 2007 Plan.  The compensation expense is expected to be recognized over a weighted average period of 2.0 years.

The status of the Company’s unvested restricted stock grants for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014 is summarized as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Balance at April 3, 2011	62,847	$1.56
Granted	288,214	3.57
Vested	(138,567)	2.77
Forfeited	(27,392)	0.71
Balance at April 1, 2012	185,102	4.99
Granted	—	—
Vested	(32,609)	2.77
Forfeited	(6,522)	0.01
Balance at March 31, 2013	145,971	4.43
Granted	—	—
Vested	(33,086)	7.63
Forfeited	(2,965)	1.33
Outstanding unvested awards at March 30, 2014	109,920	3.55

As of March 30, 2014,  no options have been granted under the Plan.

The 2007 Plan terminated in connection with the Company’s IPO and the adoption of the Company’s 2013 Long-Term Incentive Plan, and no further awards will be granted under the 2007 Plan. However, all outstanding awards will continue to be governed by their existing terms.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

2013 Long-Term Incentive Plan

Effective April 2013 the Company adopted a 2013 Long-Term Incentive Plan (the "2013 Plan"). The purpose of the 2013 Plan is to enable the Company to grant equity-based incentive awards intended to attract, motivate and retain qualified employees, directors and other eligible service providers, and to align their financial interests with those of the Company's stockholders. The 2013 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company's employees, and the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of equity-based awards to the Company's employees, directors, consultants and advisors.

The Company has reserved 5,472,136 shares of Class A common stock for issuance under its 2013 Plan, of which 608,015 shares may only be issued in the form of options having an exercise price per share that is at least 120% of the fair market value of the common stock on the date of grant. The following unissued shares covered by awards granted under our 2013 Plan will remain available for issuance under new awards: (a) shares covered by an option or stock appreciation right that is forfeited or otherwise terminated or canceled for any reason other than exercise; (b) shares covered by an award that is forfeited or that are repurchased by the Company at the original purchase price; (c) shares covered by an award that is settled in cash or that otherwise terminates without shares being issued; and (d) shares covered by an award that are used to pay the exercise price or satisfy the tax withholding obligations under the award. No more than 1,000,000 shares may be issued pursuant to awards granted in any calendar year to any person.

In general, the 2013 Plan will be administered by the compensation committee of the Board. In the case of awards intended to qualify for the "performance-based compensation" exemption from Section 162(m) of the Code, the committee will consist of at least two "outside directors" within the meaning of Section 162(m) of the Code. Subject to the terms of the 2013 Plan, the committee (or its designee) may select the persons who will receive awards, the types of awards to be granted, the purchase price (if any) to be paid for shares covered by the awards, and the vesting, forfeiture and other terms and conditions of the awards, and will have the authority to make all other determinations necessary or advisable for the administration of the 2013 Plan.

Restricted Stock Units

As of March 30, 2014, there was $21.9 million of unrecognized compensation expense related to the restricted stock unit compensation awards granted under the 2013 Plan.  The compensation expense is expected to be recognized over a weighted average period of 2.4 years.

The status of the Company's unvested restricted stock units for the year ended March 30, 2014 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Balance at March 31, 2013	—	$—
Granted	2,620,163	13.38
Forfeited	(114,881)	13.17
Vested	(137,623)	10.70
Outstanding unvested awards at March 30, 2014	2,367,659	$13.55

During fiscal 2014, 122,000 restricted stock units were modified and their vesting was accelerated in connection with two executives leaving the Company.  The acceleration of the vesting resulted in incremental non-cash stock based compensation expense of approximately $987,000.  The total fair value of these restricted stock units was $1.3 million based upon the fair market value of the Company’s common stock on the vesting dates.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

Stock Options

As of March 30, 2014, there was $3.7 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.  The compensation expense is expected to be recognized over a weighted average period of 3.3 years.

A summary of stock option activity for the year ended March 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Balance at March 31, 2013	—	$—	—
Granted	1,424,691	13.74	10.0
Forfeited	(328,329)	13.96	9.1
Exercised	—	—	—
Outstanding unvested awards at March 30, 2014	1,096,362	$13.68	9.3

Stock options outstanding as of March 30, 2014 had no aggregate intrinsic value. Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. No options vested or were exercised during the year ended March 30, 2014. No options were exercisable as of March 30, 2014.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

FY 2014
Expected volatility	35.6%
Expected dividend yield	-%
Expected term (in years)	6.25
Risk-free interest rate	1.2%
Weighted-average grant-date fair value of options granted during the period	$4.46
Weighted-average grant-date fair value of options forfeited during the period	$4.76

The Company estimates the expected volatility of its common stock on the dates of grant based on the average historical stock price volatility of a group of publicly-traded companies within the Company’s peer group having similar characteristics.  Expected dividend yield is zero percent as the Company has not paid and does not anticipate paying dividends on the common stock.  The Company estimates the expected term of stock options granted based on the simplified method.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assumed an annualized forfeiture rate of 5% for both stock options and restricted stock units. The assumptions used to calculate the fair value of options granted are evaluated and revised for new awards, as necessary, to reflect market conditions and experience.

During the fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014, the Company charged to operations approximately $437,000, $109,000,  and $11.0 million respectively, for non-cash stock based compensation expense.

11.RELATED PARTY TRANSACTIONS

Operating Leases

The Company leases part of its Broadway/West Side of Manhattan store facility from an entity which is 33.3% owned by Mr. Howard Glickberg, a Company director and executive officer.  This lease terminates on January 31, 2032.  Rent expense on this lease approximated $1.5 million, $2.0 million and $2.0 million for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

The Company leases its Red Hook store facility from an entity which is 16.67% owned by Mr. Glickberg, a Company director and executive officer.  This lease will terminate on October 31, 2016, subject to three 5-year renewal options in favor of the Company.  Rent expense on this lease approximated $2.0 million, $1.8 million and $1.8 million for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, respectively.  The Company is in the process of negotiating with the landlord of the Red Hook store for a reset of the annual base rent for this property.  The Company estimates that the reset will increase the Company’s annual base rent for this property by approximately $419,000.  As a result of this increase, the Company estimates that it will owe the landlord an aggregate of $1.0 million, representing additional rent due from November 1, 2011 through March 30, 2014, a twenty-nine month period, as a result of such reset, of which $593,000 and $1.0 million is included within accrued expenses and other at March 31, 2013 and March 30, 2014, respectively.

The Company leases its Harlem/West Side of Manhattan store facility from an entity which is 33.3% owned by Mr. Glickberg, a Company director and executive officer. This lease will terminate on January 31, 2032 unless extended by agreement of the parties.  Rent expense on this lease approximated $857,000,  $1.7 million and $1.8 million for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, respectively.

The Company leases the property that houses the production bakery from an entity which is 33.3% owned by Mr. Glickberg, a Company director and executive officer, which holds real estate adjacent to the Harlem/West Side of Manhattan store facility.  This lease will terminate on January 31, 2032.  The Company also rents the space used as the store’s parking lot from this entity.  Rent expense on this lease approximated $475,000,  $688,000 and $689,000 for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, respectively.

The rent expense for these related party leases was recorded as part of occupancy costs in cost of goods sold in the Consolidated Statements of Operations.

Utility Services

The Company obtains utility services for its Red Hook store facility from an entity which is 16.67% owned by Mr. Glickberg, a Company director and executive officer.  Payments made for these services approximated $993,000,  $623,000 and $1.3 million for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, respectively, and were recorded as direct store expenses in the Consolidated Statements of Operations (See Note 14 — Commitments and Contingencies).  During the post-Hurricane Sandy period through fiscal 2014, we obtained utility services from the local utility provider because the co-generation plant was not operational, and the co-generation plant passed on our payments to the local utility provider.

Management Agreement

Prior to the Company’s IPO, pursuant to a management agreement, the Company paid Sterling Investment Partners Advisers, LLC (“Sterling Advisers”), an affiliate of the Company’s controlling stockholders, an annual management fee (the “management fee”) and fees in connection with certain debt and equity financings (other than the IPO).

The management fee amounted to approximately $2.6 million, $3.5 million and $877,000 in the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014, respectively, and is recorded as part of general and administrative expenses in the Consolidated Statements of Operations.

As a result of the debt financings in in fiscal 2012 and fiscal 2013, further described in Note 8, the Company paid Sterling Advisers debt financing fees of approximately $500,000 and $4.2 million, respectively.  The current and noncurrent unamortized portions of the debt financing fees are capitalized and classified as deferred financing fees and other assets, respectively.

This management agreement terminated upon the Company’s IPO.  The Company paid Sterling Advisors $9.2 million in connection with the termination of this agreement.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

Separation Agreement

On February 5, 2014, the Company and its Chief Executive Officer entered into a separation agreement in connection with that individual’s retirement as Chief Executive Officer.  The separation agreement contains substantially the same rights and obligations as are provided for under his employment agreement. Pursuant to the separation agreement, the Company will continue to pay his annual salary for a period of 18 months, an aggregate of $675,000, which is included within Accrued Expenses and Other and Other Long-Term Liabilities in the amount of approximately $550,000 and $125,000, respectively, at March 30, 2014.  In addition, restricted stock units for an aggregate of 115,000 shares of Class A common stock became immediately vested, although he agreed to certain limitations on the number of shares he can sell in any period.  Under the separation agreement, he granted the Company and its affiliates a general release and agreed to a non-disparagement covenant. He remains subject to his confidentiality, non-solicitation and non-competition obligations contained in his employment agreement. Pursuant to the separation agreement, he will provide assistance and advisory services to the Company’s Executive Chairman, Chief Executive Officer and Co-Presidents for a period of two years.  Mr. Ruetsch will receive an annual consulting fee of $125,000.

In March 2013, the Company entered into a separation agreement in connection with an executive stepping down as a director and officer to pursue other opportunities; this executive was, prior to the IPO, a 5% stockholder of the Company.  Pursuant to the separation agreement, the Company agreed, among other things, to pay him severance through January 2015 of $325,000, pay him a bonus of $145,000 upon consummation of the IPO, pay him a bonus of between $60,000 and $75,000 for the fiscal year ended March 31, 2013 and continue certain of his benefits for a specified period of time. The Company also repurchased 129,963 shares of his Class A common stock for a purchase price of $1.5 million and agreed to allow him to sell $1.5 million of shares of Class A common stock in the Company’s IPO. This individual agreed that he would not compete with the Company for a period of five years anywhere on the East Coast.  The Company paid this individual a bonus of $67,500 in May 2013.

12.MULTIEMPLOYER PLAN AND EMPLOYEE BENEFIT PLAN

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

The Company’s participation in this plan for the plan years ended December 31, 2011, 2012 and 2013 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  The most recent Pension Protection Act (“PPA”) zone status available as of December 31, 2012 and December 31, 2013 is indicated below.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone.  The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan.  The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject and any minimum funding requirements.  There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2012, 2013 and 2014.

Under federal pension law, a plan is considered “endangered” if, at the beginning of the plan year, the funding percentage is less that 80% or in “critical” status if the funding is less than 65 percent (other factors may apply).  If a pension plan enters the “endangered” status, the trustees of the plan are required to adopt a funding improvement plan.  The Plan was in an “endangered” status in the Plan Year ending December 31, 2013 because the Plan’s funded percentage  was less than 80% on the first day of the Plan Year and was not projected to experience a funding deficiency within the next seven years.  In an effort to improve the Plan’s funding situation, the trustees adopted a Funding Improvement Plan which is reviewed and updated annually as required.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

		Pension		(In thousands)				Expiration Date
Pension	EIN/Pension	Protection Act	FIP/RP Status	Company Contributions			Surcharge	Of Collective
Fund	Plan Number	Zone Status	Pending	Fiscal 2012	Fiscal 2013	Fiscal 2014	Imposed	Bargaining Agreement
Local 1500 Fund	23-7176372/ 001	Yellow	Implemented	$2,300	$2,900	$3,600	No	March 2015

At the date the Company’s audited financial statements were issued, the Form 5500 for the plan year ended December 31, 2013 was not available.  For each of the plan years ended December 31, 2011 and 2012, the Company contributed more than 5% of the total contributions to the pension plan.

The Company also offers a noncontributory, defined contribution 401(k) profit sharing plan to all of its nonunion employees.  Employees become eligible when they attain both age 18 and complete one half year of service.  Employee contributions are based on annual salary with a contribution rate ranging up to 15%.  Employer contributions can range up to 3% of an employee’s annual salary, as determined by management, on a discretionary basis.  The Company did not make employer contributions to the plan for fiscal 2012, 2013 and 2014.

As of March 30, 2014, approximately 81% of the Company’s employees were covered by four collective bargaining agreements.  Two of these collective bargaining agreements, covering 89.9% of the Company’s unionized employees, are scheduled to expire March 29, 2015, and one, covering 0.8% of the Company’s unionized employees , is scheduled to expire February 28, 2015.    The remaining collective bargaining agreement, covering 9.3% of the Company’s unionized employees, was scheduled to expire on April 25, 2014; however, a new collective bargaining agreement covering these employees has been entered into that is scheduled to expire on April 26, 2015.

13.INCOME TAXES

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax benefit (provision) in the Consolidated Statements of Operations.

The components of the income tax benefit (provision) for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014 are as follows (in thousands):

	Fiscal Years Ended
	April 1, 2012	March 31, 2013	March 30, 2014
Current income tax benefit (provision)
Federal	$—	$—	$—
State and city	—	(11)	116
	—	(11)	116
Deferred income tax benefit (provision)
Federal	5,558	(17,803)	(20,214)
State and city	2,746	(7,995)	(9,056)
	8,304	(25,798)	(29,270)
Income tax benefit (provision)	$8,304	$(25,809)	$(29,154)

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014 is summarized as follows:

	Fiscal Years Ended
	April 1, 2012	March 31, 2013	March 30, 2014
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	9.0	8.9	8.3
Permanent differences	(1.4)	(0.4)	(2.2)
Valuation Allowance	—	(110.6)	(97.1)
Other	(0.6)	(1.5)	—
Effective rate	41.0%	(69.6)%	(57.0)%

The tax effects of the temporary differences which give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2013	March 30, 2014
DEFERRED TAX ASSETS
Provision for bad debts	$99	$190
Accrued compensation	590	1,231
Inventory capitalization	1,626	1,786
Favorable leases	1,007	855
Non-compete agreements	136	184
Sales tax reserve	110	217
Interest — discount	496	439
Deferred rent	9,560	13,644
Tax credits	656	661
Charitable contributions	877	1,767
Depreciation	606	3,040
Stock compensation	234	4,351
Net operating losses	53,272	64,333
Gross deferred tax assets	69,269	92,698
Less Valuation allowance	(41,000)	(90,670)
Deferred tax assets	28,269	2,028
DEFERRED TAX LIABILITIES
Goodwill	(16,992)	(19,701)
Trade names	(4,205)	(4,873)
Debt issuance costs	(1,423)	(1,054)
Prepaid rent	(953)	(974)
Deferred tax liabilities	(23,573)	(26,602)
Net deferred tax asset/(liabilities)	$4,696	$(24,574)

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

The following table details the composition of net deferred income tax balances (in thousands):

	March 31, 2013	March 30, 2014
Current deferred income tax assets	$2,315	$3,207
Less valuation allowance	(1,400)	(3,207)
Net current deferred income tax assets	915	—

Noncurrent deferred tax assets	66,954	89,491
Less valuation allowance	(39,600)	(87,463)
Net non-current deferred tax assets	27,354	2,028
Noncurrent deferred tax liabilities	(23,573)	(26,602)
Net noncurrent deferred income tax assets (liabilities)	3,781	(24,574)

Net deferred tax assets (liabilities)	$4,696	$(24,574)

At March 30, 2014, the Company had available U.S. federal net operating losses of approximately $151 million.  These federal net operating loss carry forwards expire at various times beginning in calendar year 2027 through fiscal 2034.  In addition, the Company had various state net operating losses that expire in varying amounts through fiscal 2034.  The Company expects to incur additional pre-tax losses through fiscal 2018 before generating future taxable income.  These cumulative net operating losses were primarily attributable to the Company’s expansion including the building of new stores, increased production and corporate overhead and associated costs of capital.

The Company had total deferred tax assets of approximately $92.7 million as of March 30, 2014, the most significant of which was the deferred tax asset for net operating losses of $64.3  million.  In assessing the realizability of the deferred tax assets, management considered whether it is “more likely than not” that some portion or the entire deferred tax asset would be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and net operating loss carry forwards can be utilized.

The Company evaluated both positive and negative evidence, including the historical levels of taxable income, scheduled reversals of temporary differences, tax planning strategies, the targeted number of new store openings and forecasts of the Company’s future operating performance and taxable income, adjusted by varying probability factors, in making a determination as to whether it is “more likely than not” that all or some portion of the deferred tax assets will be realized. The Company also considered cumulative losses as well as the impact of its expansion in assessing its core pretax earnings.

Assumptions regarding future taxable income require significant analysis and judgment. This analysis includes financial forecasts based on the historical performance of the business, the targeted number of new store openings and measurement of the year in which taxable income from existing stores exceeds the future costs and losses incurred from new store openings. The Company’s projections are updated on a quarterly basis and cover a five year period. Our analyses as of April 1, 2012, July 1, 2012 and September 30, 2012 included factors such as consideration of the Company’s predecessor’s historical pre-tax income through December 2006, the Company’s core operating earnings that remained strong through April 1, 2012, and the Company’s projections that it would generate future taxable income beginning in fiscal 2015, which would utilize all prior years’ net operating losses by no later than fiscal 2018. The Company also considered how the losses the Company had sustained in recent years were attributed to its initial acquisition in 2007 of the four stores operated by its predecessor and continued expansion. Based on the above factors, with a heavier weighting towards the Company’s forecast of future taxable income, the Company concluded that no valuation allowance was required as of April 1, 2012, July 1, 2012 and September 30, 2012.

During the thirteen week period ended December 30, 2012, the Company revised its forecast of taxable income through 2018 to take into account its results of operations during the quarter, as this quarter is traditionally the strongest sales quarter for the business because of the number of holidays, which provides management with the most insight needed to forecast future profitability.  Additionally, the forecast was revised for changes in the Company’s expansion plans, in order to give appropriate weight to future uncertainties involving economic conditions, the competitive environment, Company-specific issues and other risk factors. The revised forecast reflected the Company’s consideration of this new evidence, both positive and negative, giving appropriate weight to future uncertainties involving economic conditions, the competitive environment, Company-specific issues and other risk factors.  As a result of such new evidence and uncertainties, the Company believed it prudent to reduce the projected sales and taxable income growth in the latter years of its projection. The primary negative factor evaluated as of December 30, 2012 was an overall decrease in projected future operating income.  As a result, the Company concluded it was not “more likely than not” that all of its deferred tax

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014 assets would be realized by the end of fiscal year 2018. Accordingly, the Company recorded a partial valuation allowance of approximately $39 million against deferred tax assets during the thirty-nine weeks ended December 30, 2012. The partial valuation allowance was determined based on the Company’s estimate of being able to utilize approximately $60 million of its net operating losses by the end of fiscal 2018.

Between December 30, 2012 and September 29, 2013 there were no significant circumstances or developments in the Company’s operating results which impacted its projections through fiscal 2018.  Accordingly, the Company determined that, other than providing a valuation allowance of $2 million, $12.9 million and $5.9 million for the deferred tax asset for the loss incurred in the quarters ended March 31, 2013, June 30, 2013 and September 29, 2013, respectively, no additional valuation allowance was required for the remaining deferred tax assets as of March 31, 2013, June 30, 2013 or September 29, 2013.

During the thirteen week period ended December 29, 2013, the Company revised its forecast of taxable income to take into account the results of operations during the quarter, as this quarter is traditionally the strongest sales quarter for the business because of the number of holidays, which provides the Company with the insight needed to forecast future profitability. Additionally, the forecast was revised to account for the timing of new stores that opened in fiscal 2014 and their operating trends, and changes in stores planned to be opened in future years, as well as equity compensation charges and initial public offering costs that occurred earlier in the fiscal year and changes in the competitive environment. The revised forecast reflected the Company’s consideration of this new evidence, both positive and negative, giving appropriate weight to future uncertainties involving economic conditions, the competitive environment, Company-specific issues and other risk factors. As a result of such new evidence and uncertainties, the Company believed it prudent to reduce its taxable income projections. The Company concluded it was not “more likely than not” that its deferred tax assets will be realized by fiscal 2019. Accordingly, the Company has recorded a charge of approximately $25.9 million to reflect a full valuation allowance against deferred tax assets at December 29, 2013. Although net operating losses can be carried forward for tax purposes through at least calendar 2027, the Company’s ability to reliably forecast taxable income is generally limited to its five year planning horizon.

Between December 29, 2013 and March 30, 2014 there were no significant circumstances or developments in the Company’s operating results which impacted its projections through fiscal 2019.  Accordingly, the Company determined that, other than providing a valuation allowance of $3.8 million for the deferred tax assets for the loss incurred in the quarter ended March 30, 2014, no additional valuation allowance was required for the remaining deferred tax assets as of March 30, 2014.

For its fiscal year ending March 30, 2014, the Company recorded an increase to its valuation allowance of $49.7 million. This increase was attributable to the charge of approximately $25.9 million to reflect a full valuation allowance against its deferred tax assets at December 29, 2013 and $23.8 million against deferred tax assets attributable to losses incurred during its fiscal year ended March 30, 2014.

14.COMMITMENTS AND CONTINGENCIES

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

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

We have signed certain leases for which our obligation is not yet established because we do not yet have possession of the site.  The aggregate minimum rental commitments under all operating leases, for which we have possession, as of March 30, 2014 are as follows for the fiscal years ending (in thousands):

March 29, 2015	33,312
April 3, 2016	34,644
April 2, 2017	34,635
April 1, 2018	33,306
March 31, 2019	33,474
Thereafter	550,885
$720,256

Rent expense for the fiscal years ended April 1, 2012,  March 31, 2013 and March 30, 2014 approximated $23.1 million, $30.5 million and $38.0 million, respectively.

Employment Agreements

The employment agreements with certain of the Company’s management employees include, among others, various noncompetition provisions, salary and benefits continuation and severance payments.

The future minimum cash payments under the terms of those agreements as of March 30, 2014 are as follows for the fiscal years ending (in thousands):

March 29, 2015	$3,903
April 3, 2016	484
$4,387

Other Contingencies

The Company obtains its utility services for the Red Hook store from an entity which is 16.67% owned by Mr. Glickberg. a Company director and executive officer.  The Company believes that the entity has overcharged for utilities since its initial occupancy of the premises.  Since November 2008, with the exception of the post-Hurricane Sandy period through fiscal 2014, when the Company received utilities from the local utility provider because the co-generation plant was not operational,  the Company has taken deductions from the utility invoices based on the methodology that the Company believes represents the parties’ original intentions with respect to the utility calculations.  The Company believes that it will be successful in negotiating an amicable resolution of this matter between the parties.  The Company also believes that the resolution of this matter will not have a material adverse effect on its financial condition and results of operations.

In February and March 2014, three purported securities class action lawsuits alleging violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, certain of its directors and the underwriters for its initial public offering. The suits assert claims for allegedly misleading statements in the registration statement for the Company’s initial public offering and in subsequent communications regarding its business and financial results. In April 2014, a purported stockholder derivative action was filed against certain of the Company’s directors in New York state court asserting claims for breach of fiduciary duties and gross mismanagement substantially similar allegations as in the securities class actions.  While the Company believes the claims are without merit and intends to defend these lawsuits vigorously, the Company cannot predict the outcome of these lawsuits.

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and employees.  This suit alleges, among other things, that certain of the Company’s past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  While the Company believes that these claims are without merit and intend to defend the matter vigorously, the Company cannot predict the outcome of this litigation.

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

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014 reasonably possible, the aggregate range of estimated losses is not material to the financial position, results of operations, liquidity or cash flows of the Company.

Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on the Company’s financial position, results of operations and cash flows.

15.INSURANCE CLAIMS AND RECOVERIES RELATED TO HURRICANE SANDY

The Company’s Red Hook store sustained substantial damages from the effects of Hurricane Sandy on October 29, 2012, which resulted in its temporary closing.  Red Hook reopened for business during the fourth quarter of fiscal 2013. The Company also sustained property and equipment damages and losses on merchandise inventories at certain other stores resulting from this storm. As a result of these damages, during fiscal 2013 the Company wrote off approximately $2.1 million of unsalable merchandise inventories and approximately $3.4 million of impaired property and equipment.

In fiscal 2013, the Company received advances totaling $10.5 million in partial settlement of its insurance claims.  The insurance carriers designated $5.0 million of these advances as non-refundable reimbursement for business interruption losses sustained at Red Hook, which has been recorded as business interruption insurance recoveries in the Consolidated Statements of Operations for the fiscal year ended March 31, 2013.  The remaining $5.5 million, which represents the carrying values of the damaged inventory and property and equipment, was recorded as a reduction of general and administrative expenses, a direct offset to the associated carrying values written off, in the Consolidated Statements of Operations for the fiscal year ended March 31, 2013.  Additionally, the Company has recorded approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook as a reduction in general and administrative expenses in the Consolidated Statements of Operations for the fiscal year ended March 31, 2013 as the realization of the claim for loss recovery has been deemed to be probable.

The Company received an additional advance of $3.8 million in the first quarter of fiscal 2014 in partial settlement of its insurance claims. In the third quarter of fiscal 2014, the Company and its insurers settled the remaining insurance claims related to Hurricane Sandy and the Company received final payments totaling $4.4 million, bringing total insurance payments to $18.7 million. At the time of claim settlement the Company had an insurance receivable of $1.3 million. The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy. The gain is recorded in Business interruption and gain on storm-related insurance recoveries in our consolidated statements of operations.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended April 1, 2012, March 31, 2013 and March 30, 2014

16.SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Net sales	$154,683	$160,510	$167,346	$178,705
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	103,996	108,631	114,181	118,571
Gross profit	50,687	51,879	53,165	60,134
Direct store expenses	34,484	38,504	38,374	43,391
General and administrative expenses	12,421	15,773	14,298	17,700
Store opening costs	5,774	5,530	5,299	2,412
Production center start-up costs	—	—	—	—
Loss from operations	(1,992)	(7,928)	(4,806)	(3,369)
Business interruption insurance recoveries	—	—	2,500	2,500
Interest expense, net	(4,584)	(5,785)	(7,070)	(6,525)
Loss before income taxes	(6,576)	(13,713)	(9,376)	(7,394)
Income tax benefit (provision)(1)	2,695	5,886	(35,095)	705
Net loss	$(3,881)	$(7,827)	$(44,471)	$(6,689)
Basic and diluted loss per common share	$(0.86)	$(1.29)	$(4.20)	$(1.17)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Net sales	$186,778	$183,215	$205,731	$200,262
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	125,378	123,845	140,103	135,333
Gross profit	61,400	59,370	65,628	64,929
Direct store expenses	44,132	45,470	49,449	47,486
General and administrative expenses	33,942	15,067	16,582	18,503
Store opening costs	2,986	3,911	2,140	1,150
Production center start-up costs	498	1,343	1,367	1,311
Loss from operations	(20,158)	(6,421)	(3,910)	(3,521)
Business interruption insurance recoveries	—	—	3,089	—
Interest expense, net	(5,385)	(4,999)	(5,061)	(4,760)
Loss before income taxes	(25,543)	(11,420)	(5,882)	(8,281)
Income tax benefit (provision)(1)	(2,403)	(804)	(25,386)	(561)
Net loss	$(27,946)	$(12,224)	$(31,268)	$(8,842)
Basic and diluted loss per common share	$(2.11)	$(0.30)	$(0.74)	$(0.21)

The quarterly earnings per share information is computed separately for each period.  Therefore, the sum of such quarterly per share amounts may differ from the total year.

(1)

Includes increases in the valuation allowance for deferred taxes of $39.0 million in Q3 2013, $2.0 million in Q4 2013, $12.9 million in Q1 2014, $5.9 million in Q2 2014, $27.1 million in Q3 2014 and $3.8 million in Q4 2014.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2014 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of March 30, 2014.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 30, 2014.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website http://investors.fairwaymarket.com/governance.cfm.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct and by posting such information on our website at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 30, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 30, 2014.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, March 31, 2013 and March 30, 2014

For the Fiscal Years Ended April 1, 2012,  March 31, 2013 and March 30, 2014:

Consolidated Statements of Income

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Deficit

Consolidated Statements of Cash Flows

2.Financial Statement Schedules:

All schedules are omitted since the required information is not present.

3.Exhibits

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

Fairway Group Holdings Corp.

By:	/s/ William Sanford
	Name:	William Sanford
	Title:	Interim Chief Executive Officer

Date:	May 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 29, 2014.

Name

/s/ William Sanford	Interim Chief Executive Officer
William Sanford	(Principal Executive Officer)

/s/ Edward C. Arditte	Co-President and Chief Financial Officer
Edward C. Arditte	(Principal Financial Officer)

/s/ Linda M. Siluk	Vice President, Finance and
Linda M. Siluk	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Charles W. Santoro	Executive Chairman of the Board
Charles W. Santoro

/s/ Michael Barr	Director
Michael Barr

/s/ Howard Glickberg	Director
Howard Glickberg

/s/ Stephen L. Key	Director
Stephen L. Key

/s/ Robert Magnus	Director
Robert Magnus

/s/ William Selden	Director
William Selden

/s/ Farid Suleman	Director
Farid Suleman

EXHIBIT INDEX

Exhibit No.	Description
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

10.6*

Letter Agreement, dated as of January 8, 2014, by and between Fairway Group Holdings Corp. and Howard Glickberg (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 13, 2014).

10.7*

Separation Agreement, made as of February 5, 2014, by and between Fairway Group Holdings Corp. and Herb Ruetsch (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 6, 2014).

10.8*

Amended and Restated Junior Partner Employment Agreement, made as of January 1, 2011, by and between Fairway Group Holdings Corp. and Brian Reisenburger (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

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

10.12*

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

10.14*

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

10.16*

Employment Agreement, made as of March 28, 2013, by and between Fairway Group Holdings Corp. and Linda Siluk (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.17

Stockholders’ Agreement, dated as of January 18, 2007, by and among Fairway Group Holdings Corp. and the stockholders party thereto(incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 dated February 26, 2013 in Commission File No. 333-184063) .

10.18

Registration Rights Agreement, dated as of January 18, 2007, by and among Fairway Group Holdings Corp. and the stockholders party thereto (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063).

10.19†

Amended and Restated Management Agreement, dated as of October 25, 2010, by and among Sterling Investment Partners Advisers, LLC, Fairway Group Holdings Corp. and Fairway Group Acquisition Company (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 dated September 24, 2012 in Commission File No. 333-184063) .
10.21*

Fairway Group Holdings Corp. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.22*

Employment Agreement, made as of December 3, 2012, by and between Fairway Group Holdings Corp. and Edward C. Arditte (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 dated April 4, 2013 in Commission File No. 333-184063).

10.23

Credit Agreement, dated as of February 14, 2013, among Fairway Group Acquisition Company, as Borrower, Fairway Group Holdings Corp., the Lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 dated February 26, 2013 in Commission File No. 333-184063).

10.24

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

18.1	Preferability Letter of Independent Registered Public Accounting Firm
21.1	Subsidiaries of Fairway Group Holdings Corp. (incorporated by reference to Exhibit 21.1 to the registrant’s Quarterly Report on Form 10-Q filed February 6, 2014).
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS€	XBRL Instance Document
101.SCH€	XBRL Taxonomy Extension Schema Document
101.CAL€	XBRL Taxonomy Calculation Linkbase Document
101.DEF€	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB€	XBRL Taxonomy Extension Label Linkbase Document
101.PRE€	XBRL Taxonomy Extension Presentation Linkbase Document

*Denotes a management contract or compensatory plan.

†Confidential treatment was granted for omitted portions.

#This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

 €Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.