Form 10-Q
period 2014-06-29
Fairway Group Holdings Corp
filed 2014-08-07
CIK 1555492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

As of August 1, 2014, the registrant had 29,227,966 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the thirteen weeks ended June 29, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to improve same store sales;

•	our ability to maintain or improve our operating margins;

•	our ability to compete effectively with other retailers;

•	our ability to maintain price competitiveness;

•	our ability to achieve the anticipated benefits of our centralized production facility;

•	our ability to open new stores on a timely basis;

•	our ability to achieve sustained sales and profitable operating margins at new stores;

•	the availability of financing to pursue our new store openings on satisfactory terms or at all;

•	the geographic concentration of our stores;

•	ongoing economic uncertainty;

•	our history of net losses;

•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;

•	ordering errors or product supply disruptions in the delivery of perishable products;

•	negative effects to our reputation from real or perceived quality or health issues with our food products;

•	restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;

•	our ability to protect or maintain our intellectual property;

•	the failure of our information technology or administrative systems to perform as anticipated;

•	data security breaches and the release of confidential customer information;

•	our ability to retain and attract senior management, key employees and qualified store-level employees;

•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•	changes in law;

•	additional indebtedness incurred in the future;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;

•

our ability to defend the purported securities class action and derivative lawsuits filed against us and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits our insurance policies;

•	increases in commodity prices;

•	severe weather and other natural disasters in areas in which we have stores, warehouses and/or production facilities;

•	wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;

•	changes to financial accounting standards regarding store leases;

•	our high level of fixed lease obligations;

•	impairment of our goodwill; and

•	other factors discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties, and you should not rely upon forward-looking statements as predictions of future events.

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 30,	June 29,
	2014	2014
ASSETS		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$58,800	$49,285
Accounts receivable, net	5,536	5,740
Merchandise inventories	28,061	29,370
Income tax receivable	894	890
Prepaid rent	892	1,122
Deferred financing fees	1,751	1,749
Prepaid expenses and other	2,701	1,279
Total current assets	98,635	89,435
PROPERTY AND EQUIPMENT, NET	144,529	151,958
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	25,435	25,361
OTHER ASSETS	16,333	15,341
Total assets	$380,344	$377,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	33,971	34,502
Accrued expenses and other	20,455	21,168
Total current liabilities	57,176	58,420
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	253,717	253,867
Deferred income taxes	24,574	25,513
Other long-term liabilities	33,334	35,001
Total liabilities	368,801	372,801
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Class A common stock, $0.00001 par value per share, 150,000,000 shares authorized, 29,108,316 and 29,227,966 shares issued at March 30, 2014 and June 29, 2014, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000,000 shares authorized, 14,225,455 shares issued and outstanding at March 30, 2014 and June 29, 2014	14	14
Treasury stock at cost, 2,965 shares at March 30, 2014 and June 29, 2014	—	—
Additional paid-in capital	369,883	372,740
Accumulated deficit	(358,354)	(368,048)
Total stockholders’ equity	11,543	4,706
Total liabilities and stockholders’ equity	$380,344	$377,507

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	June 30,	June 29,
	2013	2014

Net sales	$186,778	$198,268

Cost of sales and occupancy costs (exclusive of depreciation and amortization)	125,378	136,872

Gross profit	61,400	61,396

Direct store expenses	44,132	46,957

General and administrative expenses	33,942	15,295

Store opening costs	2,986	1,686

Production center start-up costs	498	1,429

Loss from operations	(20,158)	(3,971)

Interest expense, net	(5,385)	(4,778)

Loss before income taxes	(25,543)	(8,749)

Income tax provision	(2,403)	(945)

Net loss	(27,946)	(9,694)

Preferred stock dividends	(44,130)	—

Net loss attributable to common stockholders	$(72,076)	$(9,694)

Basic and diluted loss per common share	$(2.11)	$(0.22)

Weighted average common shares outstanding	34,198,047	43,357,363

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 30,	June 29,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,946)	$(9,694)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	2,324	939
Deferred rent	1,997	1,524
Depreciation and amortization of property and equipment	6,238	6,903
Amortization of intangibles	73	74
Amortization of discount on term loans	775	838
Amortization of deferred financing fees	423	438
Amortization of prepaid rent	80	79
Non-cash stock compensation expense	2,055	2,857
Changes in operating assets and liabilities
Accounts receivable	(691)	(204)
Merchandise inventories	(847)	(1,309)
Insurance claims receivable	3,949	—
Prepaid expense and other	(440)	1,198
Other assets	681	480
Accounts payable	(4,774)	531
Accrued expenses and other	(3,664)	707
Other long-term liabilities	—	144
Net cash (used in) provided by operating activities	(19,767)	5,505
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,969)	(14,332)
Net cash used in investing activities	(8,969)	(14,332)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(688)	(688)
Proceeds from shares issued in initial public offering, net of issuance costs	158,821	—
Cash dividends paid on preferred stock	(76,818)	—
Issuance costs from debt re-pricing	(3,868)	—
Net cash provided by (used in) financing activities	77,447	(688)
Net increase (decrease) in cash and cash equivalents	48,711	(9,515)
Cash and cash equivalents — beginning of period	21,723	58,800
Cash and cash equivalents — end of period	$70,434	$49,285
Cash paid during the period for
Interest	$4,264	$3,721
Income taxes	$—	$2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	STOCKHOLDERS’ EQUITY
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 30, 2014	29,108,316	$—	14,225,455	$14	$369,883	$—	$(358,354)	$11,543
Non-cash stock compensation expense	—	—	—	—	2,857	—	—	2,857
Issuance of stock for vested RSUs	119,650	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,694)	(9,694)
Balance at June 29, 2014	29,227,966	$—	14,225,455	$14	$372,740	$—	$(368,048)	$4,706

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.DESCRIPTION OF BUSINESS AND ORGANIZATION

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is controlled by investment funds managed by Sterling Investment Partners L.P. and affiliates (collectively, “Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fifteen stores in the Greater New York metropolitan area, three of which include Fairway Wine & Spirits locations.  Twelve of the stores were open prior to the beginning of the fiscal year ended March 30, 2014  (“fiscal 2014”), two stores were opened during fiscal 2014 subsequent to the thirteen weeks ended June 30, 2013 and one store was opened subsequent to the thirteen weeks ended June 29, 2014.  Seven of the Company’s food stores, which the Company refers to as “urban stores,” are located in New York City and the remainder, which the Company refers to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

On April 22, 2013, the Company completed its initial public offering (“IPO”) of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). The Company received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to the IPO. The Company used the net proceeds that it received from the IPO to (i) pay accrued but unpaid dividends on its Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on its Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of the Company’s management agreement with such affiliate and (iv) pay contractual IPO bonuses to certain members of the Company’s management totaling approximately $8.1 million. During fiscal 2014 and the thirteen weeks ended June 29, 2014, the Company used the remaining $64.7 million of the net proceeds as follows: $15.4 million for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $17.9 million for capital expenditures and pre-opening costs in connection with the store we opened in October 2013 in Nanuet, NY, approximately $6.1 for capital expenditures and pre-opening costs in connection with the store we opened in Lake Grove, NY in July 2014, approximately $8.8 million in connection with capital expenditures in our other stores and approximately $16.5 million in connection with capital expenditures and start-up costs at our new production facility. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. In connection with the IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, and do not include all of the information and footnotes required for complete financial statements in accordance with US GAAP pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

The accompanying unaudited consolidated financial statements as of June 29, 2014, and for the thirteen weeks ended June 30, 2013 and June 29, 2014 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks ended June 29, 2014 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 29, 2015.

There have been no changes to the Company’s significant accounting policies described in our Annual Report on Form 10-K for the year ended March 30, 2014 that have had a material impact on the Company’s unaudited interim consolidated financial statements and related notes.

3.NET LOSS PER COMMON SHARE

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

For the thirteen weeks ended June 30, 2013, there were 5,469,186 additional potentially dilutive shares of Class A common stock, consisting of outstanding warrants to purchase 1,835,436 shares of Class A common stock and 134,495 shares of unvested restricted Class A common stock,  1,129,692 options to purchase shares of Class A common stock and unvested restricted stock units covering 2,369,563 shares of Class A common stock.

For the thirteen weeks ended June 29, 2014, there were 2,481,246 additional potentially dilutive shares of Class A common stock, consisting of 41,066 shares of unvested restricted Class A common stock and unvested restricted stock units covering 2,440,180 shares of Class A common stock.  All of the options to purchase shares of Class A common stock have exercise prices in excess of the Company’s publicly quoted stock price and therefore are not considered potentially dilutive.

4.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 30,	June 29,
	2014	2014
Credit facility, gross	$271,563	$270,875
Less unamortized discount	(15,096)	(14,258)
Credit facility, net	256,467	256,617
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$253,717	$253,867

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended
	June 30,	June 29,
	2013	2014
Interest on senior credit facility	$4,168	$3,727
Amortization of original issue discount	775	838
Amortization of deferred financing fees	423	438
Other interest (income) expense, net	19	(225)
Total	$5,385	$4,778

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at June 29, 2014.

The 2013 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $800,000 in fiscal 2013, to be amortized over the life of the loan on the effective interest method. These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

The Company reviewed the terms of the 2013 Senior Credit Facility and ascertained that the conditions had been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification.  In connection with the modification of the 2012 senior credit facility, (i) the unamortized original issue discount of approximately $11.8 million relating to the 2012 senior credit facility and (ii) debt placement fees of approximately $3.6 million in connection with the 2013 Senior Credit Facility are collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method.

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

At June 29, 2014, the Company had $16.4 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  At June 29, 2014, the Company had $23.6 million of letters of credit outstanding.

5.REDEEMABLE PREFERRED STOCK, COMMON STOCK AND WARRANTS

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

On April 22, 2013, the Company completed its IPO of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares (including 95,386 shares issued upon exercise of outstanding warrants) by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). In connection with the Company’s IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.The Company used a portion of the net proceeds from its IPO to repay approximately $19.1 million of accrued but unpaid dividends on its Series A preferred stock and approximately $57.7 million of accrued but unpaid dividends on its Series B preferred stock.  Because the Company and the preferred stockholders had entered into an agreement to exchange the preferred stock for a fixed number of shares of Class B common stock based on (i) an assumed IPO price of $11.00 per share, (ii) an assumption that $65.0 million of accrued dividends would be paid in cash with the proceeds of the IPO and (iii) the fact that the number of shares of Class B common stock to be issued in the exchange would not change if the Company decreased or increased the amount of accrued dividends that it paid in cash with the net proceeds of the offering, and because the IPO price was greater than $11.00 per share and the amount of dividends paid in cash with the proceeds of the offering increased, the Company recognized an incremental dividend of approximately $42.8 million, consisting of approximately $11.8 million, representing the additional cash proceeds used to pay dividends, and approximately $31.0 million, representing an amount equal to the number of shares of Class B common stock the Company issued multiplied by $2.00, the difference between the $13.00 IPO price and the $11.00 price the Company used to calculate the number of shares of Class B common stock to be issued by the Company in exchange for the preferred stock and accrued but unpaid dividends.

As of June 29, 2014 there were no warrants outstanding.

6.SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $2.1 million and $2.9 million for the thirteen weeks ended June 30, 2013 and June 29, 2014, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.  This amount includes approximately $96,000 representing the value of restricted stock units issued to certain directors in the thirteen weeks ended June 29, 2014 in payment of the directors’ fees for the calendar quarter ended June 30, 2014, approximately $41,000 representing the value of restricted stock units issued in the thirteen weeks ended June 29, 2014 to our executive chairman in payment of his fees for serving as executive chairman for the calendar quarter and $187,500 representing the value of restricted stock units issued in the thirteen weeks ended June 29, 2014 to an executive officer in partial payment of his salary for the calendar quarter ended March 31, 2014.  All of these restricted stock units are vested but will be settled in shares of Class A common stock in the future.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in the Company’s Annual Proxy Statement for its 2014 annual meeting of stockholders filed with the Securities and Exchange Commission on June 26, 2014 under the caption “Executive Compensation—Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the thirteen weeks ended June 29, 2014 are summarized as follows:

2007 Equity Compensation Plan

As of June 29, 2014, there was $340,000 of unrecognized compensation expense related to the restricted stock compensation awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the thirteen weeks ended June 29, 2014 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding unvested awards at March 30, 2014	109,920	$3.55
Granted	—	—
Vested	(68,854)	0.87
Forfeited	—	—
Outstanding unvested awards at June 29, 2014	41,066	8.04

2013 Long-Term Incentive Plan

Restricted Stock Units

As of June 29, 2014, there was $20.5 million of unrecognized compensation expense related to the restricted stock unit compensation awards granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the thirteen weeks ended June 29, 2014 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding unvested awards at March 30, 2014	2,367,659	$13.55
Granted	283,796	6.85
Forfeited	(47,829)	13.00
Vested	(163,446)	13.01
Outstanding unvested awards at June 29, 2014	2,440,180	12.82

Stock Options

As of June 29, 2014, there was $3.3 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the thirteen weeks ended June 29, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Outstanding awards at March 30, 2014	1,096,362	$13.68	9.3
Granted	—	—	—
Forfeited	(32,833)	13.00	8.8
Exercised	—	—	—
Outstanding awards at June 29, 2014	1,063,529	13.70	9.0

Exercisable at June 29, 2014	200,336	$14.18	8.8

Stock options outstanding as of June 29, 2014 had no aggregate intrinsic value.  Aggregate intrinsic value represents the value of the Company’s stock based on the closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  No options were exercised during the thirteen weeks ended June 29, 2014.

7.RELATED PARTY TRANSACTIONS

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

8.INCOME TAXES

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the thirteen weeks ended June 30, 2013 and June 29, 2014 is summarized as follows:

	Thirteen Weeks Ended
	June 30,	June 29,
	2013	2014
Federal statutory rate	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	8.5	8.7
Permanent differences	(0.3)	(0.4)
Valuation Allowance	(51.8)	(53.1)
Effective rate	(9.6)%	(10.8)%

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the thirteen weeks ended June 30, 2013 and June 29, 2014, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision which included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.   Based on management’s assessment, the Company has placed a valuation reserve against its deferred tax assets as it is more likely than not that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  The Company regularly reviews the net deferred tax valuation allowance to determine if available evidence continues to support the position that it is more likely than not that a portion of or the entire deferred tax asset will not be realized in the future. As of June 29, 2014, management could not conclude that it is more likely than not that the deferred tax assets will be realized. As a result, the Company will continue to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For more information regarding the Company’s valuation allowance against its deferred tax assets, please see note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

The valuation allowance was $90.7 million and $95.3 million as of March 30, 2014 and June 29, 2014, respectively.

9.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties as described in Note 7, which were assigned to the Company as of January 18, 2007.  These leases expire through 2039.  Rent under these lease agreements, except for certain lease years when the rent is determined by arbitration, increases annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%.  Lease agreements with non-related parties include various escalation clauses.

The aggregate minimum rental commitments under all operating leases, for which the Company has possession, as of June 29, 2014 are as follows for the fiscal years ending (in thousands):

March 29, 2015	25,508
April 3, 2016	34,644
April 2, 2017	34,635
April 1, 2018	33,306
March 31, 2019	33,474
Thereafter	550,886
$712,453

In addition, the Company has signed certain leases for which the Company’s obligation is not yet established because the Company does not yet have possession of the site.

Rent expense for the thirteen weeks ended June 30, 2013 and June 29, 2014 was approximately $8.8 million and $10.2  million, respectively.

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

In February and March 2014, three purported securities class action lawsuits alleging violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, certain of its directors and the underwriters for its initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for the Company’s initial public offering and in subsequent communications regarding its business and financial results. In April 2014, a purported stockholder derivative action was filed against certain of the Company’s directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, the Company and defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. While the Company believes the claims are without merit and intends to defend these lawsuits vigorously, the Company cannot predict the outcome of these lawsuits.

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and employees.  This suit alleges, among other things, that certain of the Company’s past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  While the Company believes that these claims are without merit and intends to defend the matter vigorously, the Company cannot predict the outcome of this litigation.

The Company, from time to time, is and may be subject to legal proceedings and claims which arise in the ordinary course of its business.  The Company has not accrued any amounts in connection with these uncertainties, including those discussed above, as the Company has determined that losses from these uncertainties are not probable.  For all matters, including unasserted claims, where a loss is reasonably possible, the aggregate range of estimated losses is not material to the financial position, results of operations, liquidity or cash flows of the Company.

Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on the Company’s financial position, results of operations and cash flows.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  This guidance will be effective for the Company in the first quarter of its fiscal year ending March 2018.  The Company is currently evaluating the potential impact of ASU No. 2014-09 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen weeks ended June 29, 2014 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 29, 2015.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2014” refers to our fiscal year ended on March 30, 2014 and “fiscal 2015” refers to our fiscal year ending March 29, 2015.

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

We operate 15 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits locations.  Twelve of the stores were open prior to the beginning of fiscal 2014, two stores were opened during fiscal 2014 subsequent to the thirteen weeks ended June 30, 2013 and our Lake Grove, Long Island store was opened on July 23, 2014, subsequent to the thirteen weeks ended June 29, 2014.  Seven of our food stores, which we refer to as “urban stores,” are located in New York City, and the remainder, which we refer to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut.  We expect to open a new store in the TriBeCa neighborhood of Manhattan in early calendar 2015 and a new store in the Hudson Yards neighborhood in west midtown Manhattan in late calendar 2015 or early calendar 2016.

Outlook

We intend to continue our growth by expanding our store base in our existing and new markets, capitalizing on consumer trends and improving our operating margins.  Over the next few years, we intend to grow our store base in the Greater New York City metropolitan area at a rate of one to two stores annually.  Our revised outlook is primarily due to our current real estate pipeline and our desire to insure that we have adequate capital resources to fund our expansion. Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us in 2012 by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

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

We also intend to improve our operating margins over time through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. We expect store growth will also permit us to benefit from economies of scale in sourcing products and will enable us to leverage our existing infrastructure.

Factors Affecting Our Operating Results

Various factors affect our operating results during each period, including:

Store Openings

We expect the new stores we open to be the primary driver of our net sales, operating profit and market share gains. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas.

We believe our differentiated format and destination one-stop shopping appeal attracts customers from as far as 25 miles away. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. Consequently, while we expect our new stores will impact sales at our existing stores in close proximity, which adversely affects same store sales comparisons, we believe that by making shopping at our stores for those customers who travel longer distances more convenient, our overall sales to these customers will increase as they increase the frequency and amount of purchases from our stores.

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

Effect of Hurricane Sandy

We temporarily closed all of our stores as a result of Hurricane Sandy, which struck the Greater New York City metropolitan area on October 29, 2012.  While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions due to inventory delays as a result of transportation issues, loss of electricity at certain of our locations and the inability of some of our employees to travel to work due to transportation issues.  Our Red Hook, Brooklyn, NY store sustained substantial damage from the effects of Hurricane Sandy, and did not reopen until March 1, 2013. We experienced higher than normal sales at the Red Hook store during the thirteen weeks ended June 30, 2013, which may affect the comparability of our results of operations for the thirteen weeks ended June 30, 2013 and June 29, 2014.

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

•	Various factors may affect our same-store sales, including:

•	our competition, including competitor store openings or closings near our stores;

•	our opening of new stores in the vicinity of our existing stores;

•	our pricing strategy, including the effects of inflation or deflation and promotions;

•	the number and dollar amount of customer transactions in our stores;

•	overall economic trends and conditions in our markets;

•	consumer preferences, buying trends and spending levels;

•	our ability to provide product offerings that generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	whether a holiday falls in the same or a different fiscal period; and

•	the occurrence of severe weather conditions and other natural disasters during a fiscal period, which can cause store closures and/or consumer stocking of products.

As we continue to pursue our growth strategy, we expect that a significant percentage of our increase in net sales will continue to come from the opening of new stores rather than increased net sales at existing stores.

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

Changes in the mix of products sold may impact our gross margin. Unlike natural / specialty stores, we also carry a full assortment of conventional groceries, which generally have lower margins than fresh, natural and organic foods, prepared foods and specialty and gourmet items. We expect to enhance our gross margins through:

•	economies of scale resulting from expanding the store base;

•	our pricing strategy, including the effects of inflation or deflation and promotions ;

•	productivity gains through process and program improvements including the benefits we expect to derive over time from our production center;

•	reduced shrinkage as a percentage of net sales; and

•	leveraging our purchasing power and that of our suppliers to obtain volume discounts from vendors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, corporate sales advertising and marketing expenses (including pre-opening advertising and marketing costs), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. We have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses for the thirteen weeks ended June 30, 2013 include management fees paid to an affiliate of Sterling Investment Partners, which ceased upon consummation of our IPO in April 2013.

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

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. Our board of directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Our board of directors and management also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for the four fiscal quarter period ended June 30, 2013 and June 29, 2014 was $50.4 million and $49.1 million, respectively, compared to Adjusted EBITDA for the four fiscal quarter period ended June 30, 2013 and June 29, 2014 of $48.7 million and $47.2 million, respectively. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, equity compensation charges, store opening costs (including pre-opening advertising costs), production center start-up costs, gain on insurance recovery, severance related expenses, foundation funding, loss on early extinguishment of debt, IPO related expenses, transaction expenses and bonuses and management fees. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We ceased paying management fees upon consummation of our IPO. Items such as production center start-up costs, gain on insurance recovery, severance-related expenses, foundation funding, loss on early extinguishment of debt, IPO-related expenses and transaction expenses and bonuses were incurred and associated with discrete and different events not relating to our core on-going operations, including our initial public offering, which was consummated just after the end of fiscal 2013, an organizational realignment to remove redundant costs and streamline parts of our business model to enhance overall productivity that we began in the fourth quarter of fiscal 2014 and the refinancings of our senior credit facility and Hurricane Sandy. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

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

	Thirteen Weeks Ended
	June 30,		June 29,
	2013		2014
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(27,946)	(15.0)%	$(9,694)	(4.9)%

Management agreement termination (a)	9,200	4.9	—	—
Contractual IPO bonuses	8,105	4.3	—	—
Other IPO-related expenses	795	0.4	—	—
Sub-total IPO transaction expenses	18,100	9.7	—	—
Professional services (b)	670	0.4	599	0.3
Severance (c)	—	—	872	0.4
Non-operating expenses (d)	274	0.1	—	—
Management fees (e)	877	0.5	—	—
Interest expense, net (f)	5,385	2.9	4,778	2.4
Income tax provision	2,403	1.3	945	0.5
Store depreciation and amortization	5,278	2.8	6,020	3.0
Corporate depreciation and amortization	1,113	0.6	1,036	0.5
Equity compensation charge	2,055	1.1	2,857	1.4
Store opening costs	2,986	1.6	1,686	0.9
Production center start-up costs	498	0.3	1,429	0.7
Pre-opening advertising costs	989	0.5	604	0.3
Adjusted EBITDA	$12,682	6.8%	$11,132	5.6%

(a)	Represents the fee paid, in connection with our initial IPO in April 2013 to an affiliate of Sterling Investment Partners (“Sterling”) to terminate our management agreement with such affiliate.

(b)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations, primarily related to (i) litigation with respect to a lease and professional services related to the establishment of our new production center in the thirteen weeks ended June 30, 2013, and (ii) our organizational realignment and the purported stockholder class action litigation in the thirteen weeks ended June 29, 2014.

(c)	Represents severance charges related to our organizational realignment.

(d)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations not related to professional services.

(e)	Represents prepaid management fees expensed at the IPO date.

(f)	Includes amortization of deferred financing costs and original issue discount. See note 4 to our financial statements in Item 1 above. 25

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

Organizational Realignment

In the fourth quarter of fiscal 2014, we initiated an organizational realignment to remove redundant costs and streamline parts of the business model to enhance overall productivity.  Net of reinvestments back into the business, we expect to achieve annualized cost savings of approximately $3-4 million.  In connection with the plan, we incurred charges of $3.3 million in fiscal 2014 and expect to incur charges, primarily severance, of approximately $3.5 million in fiscal 2015.  In the thirteen weeks ended June 29, 2014, we incurred approximately $0.9 million in severance charges in connection with the organizational realignment.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended
	June 30,		June 29,
	2013		2014
	(dollars in thousands)
Net sales	$186,778	100.0%	$198,268	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	125,378	67.1%	136,872	69.0%
Gross profit	61,400	32.9%	61,396	31.0%
Direct store expenses	44,132	23.6%	46,957	23.7%
General and administrative expenses	33,942	18.2%	15,295	7.7%
Store opening costs	2,986	1.6%	1,686	0.9%
Production center start-up costs	498	0.3%	1,429	0.7%
Loss from operations	(20,158)	(10.8)%	(3,971)	(2.0)%
Interest expense, net	(5,385)	(2.9)%	(4,778)	(2.4)%
Loss before income taxes	(25,543)	(13.7)%	(8,749)	(4.4)%
Income tax provision	(2,403)	(1.3)%	(945)	(0.5)%
Net loss	$(27,946)	(15.0)%	$(9,694)	(4.9)%

Thirteen Weeks Ended June 29, 2014 Compared With Thirteen Weeks Ended June 30, 2013

The comparability of the financial data for June 29, 2014 and June 30, 2013 may be affected by the fact that the Easter and Passover holidays occurred during the thirteen weeks ended June 29, 2014 but not duringthe thirteen weeks ended June 30, 2013.

Net Sales

We had net sales of $198.3 million in the thirteen weeks ended June 29, 2014, an increase of $11.5 million, or 6.2%, from $186.8 million in the thirteen weeks ended June 30, 2013.  This increase was primarily attributable to net sales from the two stores which opened subsequent to June 30, 2013.  Net sales for the thirteen weeks ended June 30, 2013 were positively impacted by higher than normal sales at our Red Hook store following its re-opening on March 1, 2013 after being closed for 18 weeks due to damage sustained from Hurricane Sandy.  In addition, net sales for the thirteen weeks ended June 29, 2014 include sales related to the Easter and Passover holidays; however, these holidays occurred prior to the beginning of the thirteen weeks ended June 30, 2013.

Comparable store sales decreased 1.7% in the thirteen weeks ended June 29, 2014 compared to the thirteen weeks ended June 30, 2013, in large part due to the decrease in sales at our Red Hook store.  Customer transactions in our comparable stores decreased by 3.0%, although the average transaction size at our comparable stores increased by 1.3%.  Comparable store sales were negatively impacted by sales transfer from existing Fairway locations to new stores, the higher than normal sales at our Red Hook store following its re-opening on March 1, 2013 and increased competitive pressures, partially offset by the Easter / Passover holidays, which occurred in the thirteen weeks ended June 29, 2014 but not in the thirteen weeks ended June 30, 2013.

Gross Profit

Gross profit was $61.4 million for both the thirteen weeks ended June 30, 2013 and June 29, 2014.  Our gross margin decreased approximately 190 basis points to 31.0% for the thirteen weeks ended June 29, 2014 from 32.9% for the thirteen weeks ended June 30, 2013.  The decrease in gross margin is primarily due to lower merchandise margins as a result of targeted pricing reductions and increased cost inflation across several of our perishable departments, which for competitive reasons we were not able to fully pass on.  Gross margins were also negatively impacted by higher occupancy costs, as a percentage of sales, at new locations as well as increased occupancy costs at several locations open in both periods.

Direct Store Expenses

Direct store expenses were $47.0 million in the thirteen weeks ended June 29, 2014, an increase of $2.8 million, or 6.4%, from $44.1 million for the thirteen weeks ended June 30, 2013.  The increase in direct store expenses was primarily attributable to the two new stores we opened subsequent tothe thirteen weeks ended June 30, 2013. With more stores in operation during the thirteen weeks ended June 29, 2014, our store labor expenses increased $1.0 million and our other store operating expenses increased $1.1 million compared to the thirteen weeks ended June 30, 2013.  The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $0.7 million, or 14.1%, to $6.0 million for the thirteen weeks ended June 29, 2014, compared to direct store depreciation expense for the thirteen weeks ended June 30, 2013 of $5.3 million.  The increase in direct store depreciation expense for the thirteen weeks ended June 29, 2014 compared with the thirteen weeks ended June 30, 2013 is primarily attributable to the increase in the number of stores.

Direct store expenses, as a percentage of net sales, increased approximately 10 basis points to 23.7% in the thirteen weeks ended June 29, 2014 from 23.6% in the thirteen weeks ended June 30, 2013, primarily due to higher store operating expenses at our two new locations that opened subsequent to June 30, 2013, which is typical for new stores during the first few quarters of operations.

General and Administrative Expenses

General and administrative expenses were $15.3 million for the thirteen weeks ended June 29, 2014, a decrease of $18.6 million, or 54.9%, from $33.9 million for the thirteen weeks ended June 30, 2013. The decrease in general and administrative expenses is primarily attributable to the expenses incurred in the thirteen weeks ended June 30, 2013 related to our IPO of $18.1 million, including $9.2 million to terminate the management agreement upon consummation of our IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of our IPO and $0.8 million of other IPO related expenses, the elimination of management fees paid to an affiliate Sterling, which was $0.9 million in the thirteen weeks ended June 30, 2013 and a $0.7 million reduction in expenses related to professional services, non-operating expenses and pre-opening advertising, collectively. The Central Services component of general and administrative expenses declined $0.5 million in the thirteen weeks ended June 29, 2014 compared to the same period in the prior year.

These cost reductions were partially offset by increases in equity compensation expenses and severance-related expenses of $0.8 million and $0.9 million, respectively, in the thirteen weeks ended June 29, 2014 compared to the same period of the prior year.  The portion of depreciation and amortization included in general and administrative expenses was $1.0 million for the thirteen weeks ended June 29, 2014, a decrease of $0.1 million, or 6.9%, from $1.1 million for the thirteen weeks ended June 30, 2013.  Excluding fees and expenses related to the IPO, general and administrative expenses declined $0.5 million, or 3.5%, to $15.3 million for the thirteen weeks ended June 29, 2014, from $15.8 million for the thirteen weeks ended June 30, 2013.

General and administrative expenses, as a percentage of net sales, decreased to 7.7% for the thirteen weeks ended June 29, 2014, from 18.2% for the thirteen weeks ended June 30, 2013.  Excluding fees and expenses related to the IPO and management fees, which terminated in connection with the IPO, general and administrative expenses, as a percentage of net sales, decreased approximately 30 basis points to 7.7% for the thirteen weeks ended June 29, 2014 from 8.0% for the thirteen weeks ended June 30, 2013.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	June 30,		June 29,
	2013		2014
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$33,942	18.2%	$15,295	7.7%
Management agreement termination	(9,200)	(4.9)	—	—
Contractual IPO bonuses	(8,105)	(4.3)	—	—
Other IPO-related expenses	(795)	(0.4)	—	—
Sub-total IPO transaction expenses	(18,100)	(9.7)	—	—
Management fees	(877)	(0.5)	—	—
Professional services	(670)	(0.4)	(599)	(0.3)
Severance	—	—	(872)	(0.4)
Non-operating expenses	(274)	(0.1)	—	—
Corporate depreciation and amortization	(1,113)	(0.6)	(1,036)	(0.5)
Equity compensation charge	(2,055)	(1.1)	(2,857)	(1.4)
Pre-opening advertising costs	(989)	(0.5)	(604)	(0.3)
Central services	$9,864	5.3%	$9,327	4.7%

Store Opening Costs

Store opening costs were $1.7 million for the thirteen weeks ended June 29, 2014, a decrease of $1.3 million, or 43.5%, from $3.0 million for the thirteen weeks ended June 30, 2013.  Store opening costs for the thirteen weeks ended June 29, 2014 relate to the store we opened in Lake Grove, Long Island on July 23, 2014.  Store opening costs for the thirteen weeks ended June 30, 2013 primarily consisted of approximately $2.9 million related to the store that opened in the Chelsea neighborhood of Manhattan on July 24, 2013 and $0.1 million for the store we opened in Nanuet, New York on October 10, 2013.  Approximately $0.4 million and $0.7 million of store opening costs for the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.4 million for the thirteen weeks ended June 29, 2014, an increase of $0.9 million from $0.5 million for the thirteen weeks ended June 30, 2013.  Approximately $0.4 million and $0.1 million of these costs for the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirteen weeks ended June 29, 2014, our operating loss was $4.0 million, a decrease of $16.2 million from a loss of $20.2 million for the thirteen weeks ended June 30, 2013.  The decrease in the loss from operations was primarily attributable to the $18.1 million of IPO-related expenses incurred duringthe thirteen weeks ended June 30, 2013, lower store opening costs and the elimination of management fees, partially offset by increased direct store operating expense, primarily related to our new stores, increased stock compensation expenses, severance-related expense and production center start-up costs.

Interest Expense

Interest expense decreased 11.3%, or $0.6 million, to $4.8 million for the thirteen weeks ended June 29, 2014, from $5.4 million for the thirteen weeks ended June 30, 2013, primarily due to lower interest rates resulting from the May 2013 amendment to our existing senior credit facility to lower interest rates, partially offset by an increase in the amortization of deferred financing fees and original issue discount of approximately $0.1 million.  The cash portion of interest expense for the thirteen weeks ended June 29, 2014 and June 30, 2013 was $3.7 million and $4.2 million, respectively.

Income Taxes

We recorded an income tax provision of $0.9 million the thirteen weeks ended June 29, 2014 compared to a provision of $2.4 million the thirteen weeks ended June 30, 2013.  We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.

Net Loss

Our net loss was $9.7 million for the thirteen weeks ended June 29, 2014, a decrease of $18.3 million, or 65.3%, from a net loss of $27.9 million for the thirteen weeks ended June 30, 2013. The decrease in net loss was primarily attributable to the $18.1 million of IPO-related expenses incurred duringthe thirteen weeks ended June 30, 2013, lower store opening costs, the elimination of the management fees and a reduction in the income tax provision, partially offset by increased direct store operating expenses, primarily related to our new stores, increased stock compensation expense, severance-related expense and production center start-up costs.

Our adjusted net loss was $3.1 million for the thirteen weeks ended June 29, 2014, an increase of $0.8 million, or 32.8%, from the thirteen weeks ended June 30, 2013.  We define adjusted net loss as net loss plus any transaction expenses, expenses that did not continue after the IPO, non-cash charges, one-time charges and non-operating expenses which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	June 30,		June 29,
	2013		2014
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(27,946)	(15.0)%	$(9,694)	(4.9)%
Management agreement termination	9,200	4.9	—	—
Contractual IPO bonuses	8,105	4.3	—	—
Other IPO-related expenses	795	0.4	—	—
Sub-total IPO transaction expenses	18,100	9.7	—	—
Management fees	877	0.5	—	—
Professional services	670	0.4	599	0.3
Severance	—	—	872	0.4
Non-operating expenses	274	0.1	—	—
Non-cash interest	1,198	0.6	1,276	0.6
Equity compensation charge	2,055	1.1	2,857	1.4
Income tax provision	2,403	1.3	945	0.5
Adjusted net loss	$(2,369)	(1.3)%	$(3,145)	(1.6)%

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facility and, in the past fiscal year, proceeds from our IPO. Our primary uses of cash are purchases of merchandise inventories, operating expenses, capital expenditures, primarily for opening new stores and infrastructure, and debt service. We believe that our cash on hand and the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of our debt. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At June 29, 2014, we had $49.3 million in cash and cash equivalents and $16.4 million in borrowing availability pursuant to our senior credit facility. We were in compliance with all affirmative, negative and financial covenants under our senior credit facility as of June 29, 2014. Our senior credit facility is discussed below under “—Senior Credit Facility”.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans over the next 12 months, we may elect to pursue additional expansion opportunities that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	June 30,	June 29,
	2013	2014

Net cash (used in) provided by operating activities	$(19,767)	$5,505
Net cash used in investing activities	(8,969)	(14,332)
Net cash provided by (used in) financing activities	77,447	(688)
Net increase (decrease) in cash and cash equivalents	$48,711	$(9,515)

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and changes in deferred income taxes and the effect of working capital changes.

We used cash in operating activities of $19.8 million during the thirteen weeks ended June 30, 2013, while operating activities provided $5.5 million of cash during the thirteen weeks ended June 30, 2013 and June 29, 2014. The increase in cash provided by operating activities is primarily related to the non-recurring costs of $18.1 million associated with our IPO during the thirteen weeks ended June 30, 2013, and decreased working capital needs.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $9.0 million in the thirteen weeks ended June 30, 2013, of which $5.6 million was in connection with the store we opened in July 2013 and $0.1 million was in connection with the store we opened in October 2013 and our new production facility.  The remaining approximately $3.3 million of capital expenditures includes $0.7 million related to re-opening our Red Hook store, $0.6 million related to the opening of our Kips Bay store and the remaining $2.0 million was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $14.3 million in the thirteen weeks ended June 29, 2014, of which $6.9 million was in connection with the store we opened in Lake Grove, Long Island in July 2014 and $5.8 million was in connection with our new production facility.  The remaining approximately $1.6 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $30 million to $35 million on capital expenditures during the remainder of fiscal 2015, primarily related to our new central production facility which is expected to be fully operational by the end of calendar 2014, the store we opened in Lake Grove, Long Island in July 2014 and the new store we plan to open in the TriBeCa neighborhood of Manhattan in early calendar 2015.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Thirteen Weeks Ended
	June 30,	June 29,
	2013	2014

Payments on long-term debt	$(688)	$(688)
Proceeds from issuance of common stock	158,821	—
Cash dividends on preferred stock	(76,818)	—
Issuance costs for debt repricing	(3,868)	—
Net cash provided by (used in) financing activities	$77,447	$(688)

Net cash provided by financing activities during the thirteen weeks ended June 30, 2013 was $77.4 million, consisting principally of $158.8 million of net proceeds received from our IPO, less the $76.8 million cash dividend payment on our preferred stock made with the proceeds of such offering and $3.9 million of costs related to our debt re-pricing as well as principal payments on our outstanding debt of $0.7 million.

Net cash used by financing activities during the thirteen weeks ended June 29, 2014 was $0.7 million, consisting of  principal payments on our outstanding debt.

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters’ exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual IPO bonuses to certain members of our management totaling approximately $8.1 million. During fiscal 2014 andthe thirteen weeks ended June 29, 2014, we used the remaining  $64.7 million of the net proceeds as follows: $15.4 million for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $17.9 million for capital expenditures and pre-opening costs in connection with the store we opened in October 2013 in Nanuet, NY, approximately $6.1 million in connection with the store we opened in Lake Grove, NY in July 2014, approximately $8.8 million in connection with capital expenditures in our other stores and approximately $16.5 million in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Senior Credit Facility

In February 2013, we and our wholly-owned subsidiary Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit subfacility (the “Revolving Facility” and together with the Term Facility, as amended by the May 2013 amendment referred to below, the “Credit Facility”), with the Term Facility maturing in August 2018 and the Revolving Facility maturing in August 2017. We used the proceeds from the Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under our prior senior credit facility, pay fees and expenses and provide us with $3.5 million to repay our outstanding subordinated note, which we repaid in March 2013. In May 2013, we amended the Credit Facility to further reduce the interest rate we pay under the Credit Facility.

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

•	Events of default under the Credit Facility include:

•	failure to pay principal, interest, fees or other amounts under the Credit Facility when due, taking into account any applicable grace period;

•	any representation or warranty proving to have been incorrect in any material respect when made;

•	failure to perform or observe covenants or other terms of the Credit Facility subject to certain grace periods;

•	a cross-default and cross-acceleration with certain other debt;

•	bankruptcy events;

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

The foregoing is a brief summary of the material terms of the Credit Facility and is qualified in its entirety by reference to the Credit Facility filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: merchandise inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes and stock-based compensation.  For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of June 29, 2014, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended June 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February and March 2014, three purported class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers, certain of our directors and the underwriters for our initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for our initial public offering and in subsequent communications regarding our business and financial results. In April 2014, a purported stockholder derivative action was filed against certain of our directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, the Company and defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. While we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

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

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From March 31, 2014 through June 29, 2014, we issued to certain of our non-employee directors 19,255 restricted stock units in payment of their cash compensation for the fiscal quarter ended June 29, 2014, 24,541 restricted stock units to an employee director in respect of a portion of his cash compensation for the fiscal quarter ended March 30, 2014 pursuant to his employment agreement, and granted to our officers, directors, employees and consultants an aggregate of 240,000 restricted stock units to be settled in shares of our Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. During fiscal 2014 andthe thirteen weeks ended June 29, 2014, we used the remaining  $64.7 million of the net proceeds as follows: approximately $15.4 million in connection with the opening of our new store in the Chelsea neighborhood of Manhattan in July 2013, approximately $17.9 million of the proceeds in connection with the store we opened in October 2013 in Nanuet, NY, approximately $6.1 million in connection with the store we opened in Lake Grove, NY in July 2014, approximately $8.8 million in connection with capital expenditures for our other stores and approximately $16.5 million in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 39 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ William Sanford
William Sanford
Interim Chief Executive Officer

Date: August 7, 2014

By:	/s/ Edward C. Arditte
Edward C. Arditte
Co-President and Chief Financial Officer

Date: August 7, 2014

By:	/s/ Linda M. Siluk
Linda M. Siluk
Vice President—Finance & Chief Accounting Officer

Date: August 7, 2014

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

*Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.