Form 10-Q
period 2014-09-28
Fairway Group Holdings Corp
filed 2014-11-06
CIK 1555492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

As of October 31, 2014, the registrant had 29,234,001 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the quarterly period ended September 28, 2014

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(Unaudited)
	September 28,	March 30,
	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,407	$58,800
Accounts receivable, net	8,461	5,536
Merchandise inventories	29,304	28,061
Income tax receivable	890	894
Prepaid rent	820	892
Deferred financing fees	1,748	1,751
Prepaid expenses and other	2,417	2,701
Total current assets	81,047	98,635
PROPERTY AND EQUIPMENT, NET	155,503	144,529
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	25,288	25,435
OTHER ASSETS	14,569	16,333
Total assets	$371,819	$380,344
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	37,161	33,971
Accrued expenses and other	21,268	20,455
Total current liabilities	61,179	57,176
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	254,021	253,717
Deferred income taxes	26,453	24,574
Other long-term liabilities	38,800	33,334
Total liabilities	380,453	368,801
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.00001 par value per share, 150,000 shares authorized, 29,237 and 29,108 shares issued at September 28, 2014 and March 30, 2014, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000 shares authorized, 14,225 shares issued and outstanding at September 28, 2014 and March 30, 2014	14	14
Treasury stock at cost, 3 shares at September 28, 2014 and March 30, 2014	—	—
Additional paid-in capital	376,635	369,883
Accumulated deficit	(385,283)	(358,354)
Total stockholders’ (deficit) equity	(8,634)	11,543
Total liabilities and stockholders’ (deficit) equity	$371,819	$380,344

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013

Net sales	$193,979	$183,215	$392,247	$369,993
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	134,676	123,845	271,548	249,223
Gross profit	59,303	59,370	120,699	120,770

Direct store expenses	48,621	45,470	95,578	89,602
General and administrative expenses	17,727	15,067	33,022	49,009
Store opening costs	2,676	3,911	4,362	6,897
Production center start-up costs	1,741	1,343	3,170	1,841
Loss from operations	(11,462)	(6,421)	(15,433)	(26,579)

Interest expense, net	(4,833)	(4,999)	(9,611)	(10,384)
Loss before income taxes	(16,295)	(11,420)	(25,044)	(36,963)

Income tax provision	(940)	(804)	(1,885)	(3,207)
Net loss	(17,235)	(12,224)	(26,929)	(40,170)

Preferred stock dividends	—	—	—	(44,130)
Net loss attributable to common stockholders	$(17,235)	$(12,224)	$(26,929)	$(84,300)

Basic and diluted loss per common share	$(0.40)	$(0.30)	$(0.62)	$(2.23)
Weighted average common shares outstanding	43,415	41,249	43,386	37,723

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 28,	September 29,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,929)	$(40,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	1,879	3,091
Deferred rent	5,510	3,979
Depreciation and amortization of property and equipment	13,949	12,656
Amortization of intangibles	147	147
Amortization of discount on term loans	1,679	1,606
Amortization of deferred financing fees	876	860
Amortization of prepaid rent	159	159
Stock compensation expense	7,012	4,824
Changes in operating assets and liabilities:
Accounts receivable	(2,925)	(2,647)
Merchandise inventories	(1,243)	(842)
Insurance claims receivable	—	3,884
Prepaid expense and other	361	994
Other assets	987	507
Accounts payable	3,190	552
Accrued expenses and other	1,581	(2,925)
Other long-term liabilities	(1,068)	109
Net cash provided by (used in) operating activities	5,165	(13,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,923)	(26,465)
Net cash used in investing activities	(24,923)	(26,465)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(1,375)	(1,375)
Cash settlement of vested equity awards	(260)	—
Proceeds from shares issued in initial public offering, net	—	158,821
Cash dividends paid on preferred stock	—	(76,818)
Issuance costs from debt re-pricing	—	(3,868)
Net cash (used in) provided by financing activities	(1,635)	76,760

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,393)	37,079
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,800	21,723
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,407	$58,802
Cash paid during the period for:
Interest	$7,469	$7,722
Income taxes	$2	$2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(In thousands)

(Unaudited)

	STOCKHOLDERS’ DEFICIT
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 30, 2014	29,108	$—	14,225	$14	$369,883	3	$—	$(358,354)	$11,543
Stock compensation expense	—	—	—	—	7,012	—	—	—	7,012
Cash settlement of vested equity awards	—	—	—	—	(260)	—	—	—	(260)
Issuance of stock for vested RSUs	129	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(26,929)	(26,929)
Balance at September 28, 2014	29,237	$—	14,225	$14	$376,635	3	$—	$(385,283)	$(8,634)

The accompanying notes are an integral part of these financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.DESCRIPTION OF BUSINESS AND ORGANIZATION

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is controlled by investment funds managed by Sterling Investment Partners and affiliates (collectively, “Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fifteen stores in the Greater New York metropolitan area, three of which include Fairway Wine & Spirits locations.  Twelve of the stores were in operation prior to the beginning of the fiscal year ended March 30, 2014 (“fiscal 2014”), two stores were opened during fiscal 2014 (one store was opened during the thirteen weeks ended September 29, 2013, and one store was opened subsequent to the thirteen weeks ended September 29, 2013) and one store was opened during the thirteen weeks ended September 28, 2014.    Seven of the Company’s food stores, which the Company refers to as “urban stores,” are located in New York City and the remainder, which the Company refers to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

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

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements in accordance with US GAAP, pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

The accompanying unaudited consolidated financial statements as of September 28, 2014, and for the thirteen and twenty-six weeks ended September 28, 2014 and September 29, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for the entire fiscal year.

There have been no changes to the Company’s significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 that have had a material impact on the Company’s unaudited interim consolidated financial statements and related notes.

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

The following table is a summary of the share amounts (in thousands) used in computing earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Weighted average shares outstanding - basic and diluted	43,415	41,249	43,386	37,723
Anti-dilutive securities excluded from diluted loss per share computation:
Options	—	1,155	—	1,155
Warrants	—	1,832	—	1,832
Unvested restricted stock	30	119	30	119
Restricted stock units	2,742	2,398	2,742	2,398
Total anti-dilutive securities	2,772	5,504	2,772	5,504

As of September 28, 2014, all of the options to purchase shares of Class A common stock have exercise prices in excess of the Company’s publicly quoted stock price and therefore are not considered potentially dilutive.

4.GOODWILL AND INTANGIBLE ASSETS

The Company’s annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the thirteen weeks ended September 28, 2014, due to a continued decline in the market price of the Company’s stock and revisions in expected operating performance, it was determined that such events and circumstances exist, which would require an interim evaluation of goodwill for impairment. As a result of these developments, the Company has accelerated the timing of its goodwill impairment test, which is expected to be completed during the third quarter of fiscal year 2015, at which time a determination may be made that some or all of the carrying value of goodwill is impaired.

There were no goodwill or intangible asset impairments recorded in the twenty-six weeks ended September 28, 2014 and September 29, 2013.   As of September 28, 2014 the carrying value of goodwill and tradenames were $95.4 million and $23.6 million, respectively.

5.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	September 28,	March 30,
	2014	2014
Credit facility, gross	$270,188	$271,563
Less unamortized discount	(13,417)	(15,096)
Credit facility, net	256,771	256,467
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$254,021	$253,717

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Interest on senior credit facility	$3,756	$3,725	$7,483	$7,893
Amortization of original issue discount	841	830	1,679	1,606
Amortization of deferred financing fees	438	437	876	860
Other interest (income) expense, net	(202)	7	(427)	25
Total	$4,833	$4,999	$9,611	$10,384

Effective interest rate on senior credit facility	7.8%	7.8%	7.8%	8.0%

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

Borrowings under the 2013 Senior Credit Facility, as amended, bear interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.0% floor) plus 4.0% or (ii) an alternate base rate plus 3.0%. In addition, there is a fee payable quarterly in an amount equal to 1.0% per annum of the undrawn portion of the 2013 Revolving Facility, calculated based on a 360-day year. Interest is payable quarterly in the case of base rate loans and on the maturity dates or every three months, whichever is shorter, in the case of adjusted LIBOR loans. The 4.0% and 3.0% margins will each be reduced by 50 basis points at any time when the Company’s corporate family rating from Moody’s Investor Services Inc. is B2 or higher and the Company’s corporate rating from Standard & Poors Rating Service is B or higher, in each case with a stable outlook, and as long as certain events of default have not occurred.  Prior to the May 2013 amendment, borrowings under the 2013 Senior Credit Facility bore interest, at the option of the Company, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 5.50% or (ii) an alternate base rate plus 4.50%.

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at September 28, 2014.  Because the Company’s recent operating performance has been below the Company’s expectations at the time that the financial covenants in its senior credit facility were established, if the Company’s financial performance does not improve it is possible that the Company will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the Senior Credit Facility immediately due and payable.  The Company has the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

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

At September 28, 2014, the Company had $28.1 million of outstanding letters of credit, and $11.9 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.

6.REDEEMABLE PREFERRED STOCK, COMMON STOCK AND WARRANTS

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

As of September 28, 2014 there were no warrants outstanding.

7.STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $4.2 million and $2.8 million for the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively, and $7.0 million and $4.8 million for the twenty-six weeks ended September 28, 2014 and September 29, 2013, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

Included in the amounts recorded for the thirteen weeks and twenty-six weeks ended September 28, 2014 are: (i) approximately $96,000 and $192,000, respectively, representing the value of restricted stock units issued to certain directors during such period in payment of the directors’ fees for each of the corresponding calendar quarters ended June 30, 2014 and September 30, 2014; (ii) approximately $41,000 and $82,000, respectively, representing the value of restricted stock units issued during such period to our executive chairman in payment of his fees for serving as executive chairman for each of the corresponding calendar quarters; and  (iii) $187,500 and $375,000, respectively, representing the value of restricted stock units granted in such period to an executive officer in partial payment of his salary for each of the corresponding calendar quarters.  All of these restricted stock units are vested upon issuance but will be settled in shares of Class A common stock in the future.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in the Company’s Annual Proxy Statement for its 2014 annual meeting of stockholders filed with the Securities and Exchange Commission on June 26, 2014 under the caption “Executive Compensation—Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the thirteen and twenty-six weeks ended September 28, 2014 are summarized as follows:

2007 Equity Compensation Plan

As of September 28, 2014, there was $236,000 of unrecognized compensation expense related to the restricted stock awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the twenty-six weeks ended September 28, 2014 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding unvested awards at March 30, 2014	109,920	$3.55
Granted	—	—
Vested	(79,881)	1.94
Forfeited	—	—
Outstanding unvested awards at September 28, 2014	30,039	7.84

2013 Long-Term Incentive Plan

Restricted Stock Units

As of September 28, 2014, there was $17.2 million of unrecognized compensation expense related to the restricted stock unit awards granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the twenty-six weeks ended September 28, 2014 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding unvested awards at March 30, 2014	2,367,659	$13.55
Granted	854,732	4.94
Forfeited	(191,707)	13.08
Vested	(411,664)	10.47
Outstanding unvested awards at September 28, 2014	2,619,020	11.26

During the thirteen weeks ended September 28, 2014, the Company settled 57,395 outstanding restricted stock units upon their vesting in exchange for $260,000 of cash, which approximates the fair value of the shares at the vesting date.  The amount of cash paid was recorded as a reduction of the stock-based compensation charge as a component of additional paid-in capital.

Stock Options

As of September 28, 2014, there was $2.4 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the twenty-six weeks ended September 28, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Outstanding awards at March 30, 2014	1,096,362	$13.68	9.3
Granted	—	—	—
Forfeited	(125,258)	13.09	8.8
Exercised	—	—	—
Outstanding awards at September 28, 2014	971,104	13.75	9.0

Exercisable at September 28, 2014	313,604	$14.05	8.8

Stock options outstanding as of September 28, 2014 had no aggregate intrinsic value.  Aggregate intrinsic value represents the value of the Company’s stock based on the closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.  No options were exercised during the twenty-six weeks ended September 28, 2014.

8.RELATED PARTY TRANSACTIONS

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

Total amounts related to the foregoing included $1.5 million and $1.4 million in costs of sales and $0.1 million and $0.1 million in general and administrative expenses for the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively, and $2.9 million in cost of sales and $0.3 million in general and administrative expenses for each of the twenty-six weeks ended September 28, 2014 and September 29, 2013.  At September 28, 2014 and March 30, 2014, amounts payable to related parties included in accrued expenses were  $1.1 million and $0.9 million,  respectively, and receivables of $0.3 million and $0, respectively, were included in accounts receivable.

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

9.INCOME TAXES

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the thirteen and twenty-six weeks ended September 28, 2014 and September 29, 2013 is summarized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	8.6	8.5	8.5	8.5
Permanent differences	(0.3)	(0.2)	(0.2)	(0.3)
Valuation Allowance	(47.7)	(48.9)	(49.6)	(50.9)
Other	(0.4)	(0.4)	(0.2)	—
Effective rate	(5.8)%	(7.0)%	(7.5)%	(8.7)%

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the thirteen and twenty-six weeks ended September 28, 2014 and September 29, 2013, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision which included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Based on management’s assessment, the Company has placed a valuation reserve against its deferred tax assets as it is more likely than not that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  The Company regularly reviews the net deferred tax valuation allowance to determine if available evidence continues to support the position that it is more likely than not that a portion of or the entire deferred tax asset will not be realized in the future. As of September 28, 2014, management could not conclude that it is more likely than not that the deferred tax assets will be realized. As a result, the Company will continue to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For more information regarding the Company’s valuation allowance against its deferred tax assets, please see note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

The valuation allowance was 103.1 million and $90.7 million as of September 28, 2014 and March 30, 2014, respectively.

10.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties as described in Note 8, which were assigned to the Company as of January 18, 2007.  These leases expire through 2039.  Rent under these lease agreements, except for certain lease years when the rent is determined by arbitration, increases annually by a combination of escalation clauses and either 50% of the percentage increase in the consumer price index, or by the percentage increase in the consumer price index of up to 5%.  Lease agreements with non-related parties include various escalation clauses.

The aggregate minimum rental commitments under all operating leases, for which the Company has possession, as of September 28, 2014 are as follows for the fiscal years ending (in thousands):

March 29, 2015	$17,154
April 3, 2016	38,311
April 2, 2017	38,635
April 1, 2018	37,306
March 31, 2019	37,474
Thereafter	623,602
$792,482

In addition, the Company has signed certain leases for which the Company’s obligation is not yet established because the Company does not yet have possession of the site.

Rent expense for the twenty-six weeks ended September 28, 2014 and September 29, 2013 was approximately $21.7 million and $18.3 million, respectively.  Rent expense for the thirteen weeks ended September 28, 2014 and September 29, 2013 was approximately $11.4 million and $9.5 million, respectively.

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

In February and March 2014, three purported securities class action lawsuits alleging violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, certain of its directors and the underwriters for its initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for the Company’s initial public offering and in subsequent communications regarding its business and financial results. On September 5, 2014, the Company and the other defendants moved to dismiss the amended class action complaint. In April 2014, a purported stockholder derivative action was filed against certain of the Company’s directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, the Company and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, the Company and the other defendants moved to dismiss the amended derivative complaint.  While the Company believes the claims are without merit and intends to defend these lawsuits vigorously, the Company cannot predict the outcome of these lawsuits.

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

11.RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 amends existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  This guidance will be effective for the Company in the first quarter of its fiscal year ending April 1, 2018.  The Company is currently evaluating the potential impact of ASU No. 2014-09 on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen and twenty-six weeks ended September 28, 2014 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 29, 2015.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2014” refers to our fiscal year ended on March 30, 2014 and “fiscal 2015” refers to our fiscal year ending March 29, 2015.

Overview

Fairway Market is a growth-oriented food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, an approximately $30 billion food retail market that is the largest in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural/specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 15 locations in New York, New Jersey and Connecticut, three of which include Fairway Wines & Spirits locations.  Twelve of the stores were in operation prior to the beginning of fiscal 2014, two stores were opened during fiscal 2014 (one during the thirteen weeks ended September 29, 2013, and one subsequent to September 29, 2013) and one store was opened during the thirteen weeks ended September 28, 2014.

Outlook

We plan to continue our growth by improving sales at existing stores and expanding our store base in our existing geographic footprint.  Our current outlook is based on our near-term focus on improving operations at our existing stores, as well as balancing our real estate pipeline with our desire to ensure that we have adequate capital resources.  Over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets. Based on demographic research conducted for us in 2012 by the Buxton Company, a customer analytics research firm, we believe, based on these demographics, we have the opportunity to more than triple the number of stores in our existing marketing region of the Greater New York City metropolitan area, the Northeast market (from New England to the District of Columbia) can support up to 90 stores and the U.S. market can support more than 300 additional stores (including stores in the Northeast) operating under our current format.

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

We also intend to improve our operating margins over time through improved business processes, the use of technology, improvements in shrink and procurement and better cost discipline, as well as enhancements to our merchandising and marketing.  We also expect to benefit from economies of scale as our store base grows over time.

Factors Affecting Our Operating Results

Various factors affect our operating results during each period, including:

Store Openings

Our results of operations have been and will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs. For example, we typically incur higher than normal costs at the time of a new store opening associated with set-up and other opening costs. New store operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store typically builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas.

We believe our differentiated format and destination one-stop shopping appeal attracts customers from as far as 25 miles away. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. While sales transfer adversely affects same store sales comparisons, we believe that by making shopping at our stores for those customers who travel longer distances more convenient, our overall sales to these customers will increase as they increase the frequency and amount of purchases from our stores.

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

Effect of Hurricane Sandy

We temporarily closed all of our stores as a result of Hurricane Sandy, which struck the Greater New York City metropolitan area on October 29, 2012.  While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions due to inventory delays as a result of transportation issues, loss of electricity at certain of our locations and the inability of some of our employees to travel to work due to transportation issues.  Our Red Hook, Brooklyn, NY store sustained substantial damage from the effects of Hurricane Sandy, and did not reopen until March 1, 2013.  We experienced higher than normal sales at the Red Hook store during the twenty-six weeks ended September 29, 2013, which may affect the comparability of our results of operations for the twenty-six weeks ended September 28, 2014 and September 29, 2013.

Following Hurricane Sandy we have seen increases in the market rate for insurance resulting in increased insurance premiums.

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

We do not consider same store sales, which controls for the effects of new store openings, to be as meaningful a measure for us as it may be for other retailers because as a destination food retailer in a concentrated market area we have in the past experienced, and in the future expect to experience, sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers. Our practice is to include sales from a store (including its related wine and spirits locations) in same-store sales beginning on the first day of the fifteenth full month following the store’s opening.  This practice may differ from the methods that our competitors use to calculate same-store or “comparable” sales. As a result, data in this report regarding our same-store sales may not be comparable to similar data made available by our competitors.

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

Gross Profit

We use gross profit to measure the effectiveness of our pricing and procurement strategies as well as the initiatives we utilize to increase sales of higher margin items and to reduce our shrink. We calculate gross profit as net sales less cost of sales and occupancy costs. Gross margin measures gross profit as a percentage of our net sales. Cost of sales includes the cost of merchandise inventory sold during the period (net of discounts and allowances), distribution costs, food preparation costs (primarily labor), shipping and handling costs, and shrink. Occupancy costs include store rental costs and property taxes. The components of our cost of sales and occupancy costs may not be identical to those of our competitors. As a result, data in this report regarding our gross profit and gross margin may not be comparable to similar data made available by our competitors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, corporate sales advertising and marketing expenses (including pre-opening advertising and marketing costs), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. We have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses for the twenty-six weeks ended September 29, 2013 include contractual IPO bonuses to certain members of our management and a fee to terminate our management agreement with, and management fees paid to an affiliate of Sterling Investment Partners, which ceased upon consummation of our IPO in April 2013.

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

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. Our board of directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Our board of directors and management also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for the four fiscal quarter period ended September 28, 2014 and September 29, 2013 was $46.4 million and $52.8 million, respectively, compared to Adjusted EBITDA for the four fiscal quarter period ended September 28, 2014 and September 29, 2013 of $43.3 million and $49.2 million, respectively. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, equity compensation charges, store opening costs (including pre-opening advertising costs), production center start-up costs, gain on insurance recovery, severance related expenses, foundation funding, loss on early extinguishment of debt, non-recurring charges, organizational realignment costs, IPO related expenses, transaction expenses and bonuses and management fees. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We ceased paying management fees upon consummation of our IPO. Items such as production center start-up costs, gain on insurance recovery, severance-related expenses, foundation funding, loss on early extinguishment of debt, non-recurring charges, organizational realignment costs, IPO-related expenses and transaction expenses and bonuses were incurred and associated with discrete and different events not relating to our core on-going operations, including our initial public offering, which was consummated just after the end of fiscal 2013, an organizational realignment to remove redundant costs and streamline parts of our business model to enhance overall productivity that we began in the fourth quarter of fiscal 2014 and the refinancings of our senior credit facility and Hurricane Sandy. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	September 28,		September 29,		September 28,		September 29,
	2014		2013		2014		2013
		% of		% of		% of		% of
		Net Sales		Net Sales		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(17,235)	(8.9)%	$(12,224)	(6.7)%	$(26,929)	(6.9)%	$(40,170)	(10.9)%

Management agreement termination (a)	—	—	—	—	—	—	9,200	2.5
Contractual IPO bonuses	—	—	—	—	—	—	8,105	2.2
Other IPO-related expenses	—	—	—	—	—	—	795	0.2
Sub-total IPO transaction expenses	—	—	—	—	—	—	18,100	4.9

Professional services (b)	815	0.4	800	0.4	1,519	0.4	1,470	0.4
Severance (c)	869	0.4	249	0.1	1,636	0.4	249	0.1
Non-operating expenses (d)	31	—	347	0.2	31	—	621	0.2
Management fees (e)	—	—	—	—	—	—	877	0.2
Interest expense, net(f)	4,833	2.5	4,999	2.7	9,611	2.5	10,384	2.8
Income tax provision	940	0.5	804	0.4	1,885	0.5	3,207	0.9
Store depreciation and amortization	6,218	3.2	5,517	3.0	12,238	3.1	10,795	2.9
Corporate depreciation and amortization	981	0.5	1,054	0.6	2,017	0.5	2,167	0.6
Equity compensation charge	4,155	2.1	2,769	1.5	7,012	1.8	4,824	1.3
Store opening costs	2,676	1.4	3,911	2.1	4,362	1.1	6,897	1.9
Production center start-up costs	1,741	0.9	1,343	0.7	3,170	0.8	1,841	0.5
Pre-opening advertising costs	639	0.3	1,029	0.6	1,243	0.3	2,018	0.5
Adjusted EBITDA	$6,663	3.4%	$10,598	5.8%	$17,795	4.5%	$23,280	6.3%

(a)	Represents the fee paid, in connection with our IPO in April 2013 to an affiliate of Sterling Investment Partners (“Sterling”) to terminate our management agreement with such affiliate.

(b)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations, primarily related to (i) litigation with respect to a lease and professional services related to the establishment of our new production center in the thirteen and twenty-six weeks ended September 29, 2013, and (ii) our organizational realignment and the purported stockholder class action litigation in the thirteen and twenty-six weeks ended September 28, 2014.

(c)	Represents severance charges related to our organizational realignment.

(d)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations not related to professional services.

(e)	Represents prepaid management fees expensed at the IPO date.

(f)	Includes amortization of deferred financing costs and original issue discount. See note 5 to our financial statements in Item 1 above.

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

Organizational Realignment

In the fourth quarter of fiscal 2014, we initiated an organizational realignment to remove redundant costs and streamline parts of the business model to enhance overall productivity.  Net of reinvestments back into the business, we expect to achieve annualized cost savings of approximately $3.5 million.  In connection with the plan, we incurred charges of $3.3 million in fiscal 2014 and expect to incur charges, primarily severance, of approximately $3.7 million in fiscal 2015.  In the thirteen and twenty-six weeks ended September 28, 2014, we incurred approximately $1.3 million in stock-based compensation charges, and $0.8 million and $1.6 million, respectively, in severance charges, in connection with the organizational realignment.  We will continue to evaluate our cost structure and it is possible that the actual costs related to organizational realignment will exceed the estimates provided.

Goodwill Impairment

Our annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when we determine that events or changes in circumstances exist that would more likely than not reduce the fair value of our goodwill below its carrying value.  During the thirteen weeks ended September 28, 2014, due to a continued decline in the market price of our stock and revisions in expected operating performance, we have determined that such events and circumstances exist, which would require an interim evaluation of goodwill for impairment.  As a result of these developments, we have accelerated our goodwill impairment test, which is expected to be finalized during the third quarter of fiscal 2015, at which time a determination may be made that some or all of our goodwill is impaired.  An impairment would result in a non-cash charge to income and would not impact our debt covenant compliance calculations in future periods.

There were no goodwill or intangible asset impairments recorded in the twenty-six weeks ended September 28, 2014 and September 29, 2013. As of September 28, 2014, the carrying value of goodwill was $95.4 million

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	September 28,		September 29,		September 28,		September 29,
	2014		2013		2014		2013
	(dollars in thousands)
Net sales	$193,979	100.0%	$183,215	100.0%	$392,247	100.0%	$369,993	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	134,676	69.4%	123,845	67.6	271,548	69.2%	249,223	67.4
Gross profit	59,303	30.6%	59,370	32.4	120,699	30.8%	120,770	32.6

Direct store expenses	48,621	25.1%	45,470	24.8	95,578	24.4%	89,602	24.2
General and administrative expenses	17,727	9.1%	15,067	8.2	33,022	8.4%	49,009	13.2
Store opening costs	2,676	1.4%	3,911	2.1	4,362	1.1%	6,897	1.9
Production center start-up costs	1,741	0.9%	1,343	0.7	3,170	0.8%	1,841	0.5
Loss from operations	(11,462)	(5.9)%	(6,421)	(3.5)	(15,433)	(3.9)%	(26,579)	(7.2)

Interest expense, net	(4,833)	(2.5)%	(4,999)	(2.7)	(9,611)	(2.5)%	(10,384)	(2.8)
Loss before income taxes	(16,295)	(8.4)%	(11,420)	(6.2)	(25,044)	(6.4)%	(36,963)	(10.0)

Income tax provision	(940)	(0.5)%	(804)	(0.4)	(1,885)	(0.5)%	(3,207)	(0.9)
Net loss	$(17,235)	(8.9)%	$(12,224)	(6.7)%	$(26,929)	(6.9)%	$(40,170)	(10.9)%

Thirteen Weeks Ended September 28, 2014 Compared With Thirteen Weeks Ended September 29, 2013

Net Sales

We had net sales of $194.0 million in the thirteen weeks ended September 28, 2014, an increase of $10.8 million, or 5.9%, from $183.2 million in the thirteen weeks ended September 29, 2013.  This increase was attributable to net sales from the three stores which opened subsequent to June 30, 2013.

Comparable store sales decreased 3.9% in the thirteen weeks ended September 28, 2014 compared to the thirteen weeks ended September 29, 2013, in large part due to the decrease in sales at our Red Hook store.  The decrease in the same store sales rate, on a quarter sequential basis, from the thirteen weeks ended June 29, 2014 to the thirteen weeks ended September 28, 2014 is primarily due to the full quarter impact of lost sales at our Red Hook, Brooklyn (“Red Hook”) location as a result of a competitive opening.  The Red Hook store was closed for eighteen weeks beginning on October 29, 2012, due to damage sustained from Hurricane Sandy, and re-opened on March 1, 2013.  Due to the timing of the Red Hook re-opening, it was not included in the same store sales base for the first nine weeks of the thirteen week period ended June 29, 2014.  Customer transactions in our comparable stores decreased by 3.0%, and the average transaction size at our comparable stores decreased by 0.9%.

Gross Profit

Gross profit was $59.3 million for the thirteen weeks ended September 28, 2014 compared to $59.4 million for the thirteen weeks ended September 29, 2013.  Our gross margin decreased approximately 180 basis points to 30.6% for the thirteen weeks ended September 28, 2014 from 32.4% for the thirteen weeks ended September 29, 2013.  The decrease in gross margin is due to an approximate 130 basis points of lower merchandise margins and an approximate 50 basis points of higher occupancy costs, as a percentage of sales, at new locations as well as increased occupancy costs at several locations open in both periods.   The drop in merchandise margin is primarily due to higher shrink, targeted price reductions, and increased cost inflation across several of our perishable departments which was not able to be passed on to customers for competitive reasons.  In addition, gross profit was adversely impacted by a shift in store mix as a result of the two suburban stores we opened subsequent to September 29, 2013.

Gross profit in the thirteen weeks ended September 28, 2014 included a $1.2 million benefit in connection with the accelerated recognition of a deferred vendor discount resulting from the early termination of the related vendor contract due to vendor non-performance.  Excluding the effect of this discount, the gross profit for the thirteen weeks ended September 28, 2014 was $58.1 million and the gross margin was 29.9%.

Direct Store Expenses

Direct store expenses were $48.6 million in the thirteen weeks ended September 28, 2014, an increase of $3.2 million, or 6.9%, from $45.5 million for the thirteen weeks ended September 29, 2013.  The increase in direct store expenses was primarily attributable to the three new stores we opened subsequent to June 30, 2013.  With more stores in operation during the thirteen weeks ended September 28, 2014, our store labor expenses increased $0.9 million and our other store operating expenses increased $1.6 million compared to the thirteen weeks ended September 29, 2013.  The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $0.7 million to $6.2 million for the thirteen weeks ended September 28, 2014, compared to direct store depreciation expense for the thirteen weeks ended September 29, 2013 of $5.5 million.  The increase in direct store depreciation expense for the thirteen weeks ended September 28, 2014 compared with the thirteen weeks ended September 29, 2013 is attributable to the increase in the number of stores.

Direct store expenses, as a percentage of net sales, increased approximately 30 basis points to 25.1% in the thirteen weeks ended September 28, 2014 from 24.8% in the thirteen weeks ended September 29, 2013.  Excluding depreciation and amortization, store expenses as a percentage of sales were 21.9% in the thirteen weeks ended September 28, 2014 compared to 21.8% in the thirteen weeks ended September 29, 2013.  The increase in store expenses as a percentage of sales was primarily due to higher store operating expenses as a percentage of sales at our three new locations that opened subsequent to June 30, 2013, partially offset by lower store expenses, as a percentage of sales, at existing stores.

General and Administrative Expenses

General and administrative expenses were $17.7 million for the thirteen weeks ended September 28, 2014, an increase of $2.7 million, or 17.7%, from $15.1 million for the thirteen weeks ended September 29, 2013. The increase in general and administrative expenses is primarily attributable to a $4.2 million equity compensation charge and a $0.9 million severance expense in the thirteen weeks ended September 28, 2014, an increase of $1.4 million and $0.4 million, respectively, from the thirteen weeks ended September 29, 2013.  The increase in general and administrative expenses was partially offset by lower pre-opening advertising costs and non-operating expenses in the thirteen weeks ended September 28, 2014 of $0.4 million and $0.3 million, respectively, compared to the thirteen weeks ended September 29, 2013.  The portion of depreciation and amortization included in general and administrative expenses was $1.0 million for the thirteen weeks ended September 28, 2014, a decrease of $0.1 million from $1.1 million for the thirteen weeks ended September 29, 2013. The Central Services component of general and administrative expenses increased $1.4 million in the thirteen weeks ended September 28, 2014 compared to the same period in the prior year.

General and administrative expenses, as a percentage of net sales, increased to 9.1% for the thirteen weeks ended September 28, 2014, from 8.2% for the thirteen weeks ended September 29, 2013.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	September 28,		September 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$17,727	9.1%	$15,067	8.2%

Professional services	(815)	(0.4)	(800)	(0.4)
Severance	(869)	(0.4)	(249)	(0.1)
Non-operating expenses	(31)	—	(347)	(0.2)
Corporate depreciation and amortization	(981)	(0.5)	(1,054)	(0.6)
Equity compensation charge	(4,155)	(2.1)	(2,769)	(1.5)
Pre-opening advertising costs	(639)	(0.3)	(1,029)	(0.6)
Central services	$10,237	5.3%	$8,819	4.8%

Store Opening Costs

Store opening costs were $2.7 million for the thirteen weeks ended September 28, 2014, a decrease of $1.2 million, or 31.6%, from $3.9 million for the thirteen weeks ended September 29, 2013.  Store opening costs for the thirteen weeks ended September 28, 2014 consisted of $1.5 million in connection with the store we opened in Lake Grove, New York in July 2014 and $1.2 million in connection with the store in TriBeCa which has not opened.  Store opening costs for the thirteen weeks ended September 29, 2013 consisted of approximately $1.9 million in connection with the store that opened in the Chelsea neighborhood of Manhattan in July 2013 and $2.0 million in connection with the store we opened in Nanuet, New York in October 2013.  Approximately $1.2 million and $0.6 million of store opening costs for the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.7 million for the thirteen weeks ended September 28, 2014, an increase of $0.4 million from $1.3 million for the thirteen weeks ended September 29, 2013.  Approximately $0.1 million and $0.4 million of these costs for the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirteen weeks ended September 28, 2014, our operating loss was $11.5 million, an increase of $5.0 million from a loss of $6.4 million for the thirteen weeks ended September 29, 2013.  The increase in the loss from operations was primarily attributable to increases in direct store expenses, equity compensation expenses, severance expense and production center start-up costs, partially offset by lower store opening costs, pre-opening advertising and non-operating expenses.

Interest Expense

Interest expense decreased 3.3%, or $0.2 million, to $4.8 million for the thirteen weeks ended September 28, 2014, from $5.0 million for the thirteen weeks ended September 29, 2013, primarily due to income gained on interest of $0.2 million.  The cash portion of interest expense for the thirteen weeks ended September 28, 2014 and September 29, 2013 was $3.7 million and $3.7 million, respectively.

Income Taxes

We recorded an income tax provision of $0.9 million the thirteen weeks ended September 28, 2014 compared to a provision of $0.8 million the thirteen weeks ended September 29, 2013.  We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.

Net Loss

Our net loss was $17.2 million for the thirteen weeks ended September 28, 2014, an increase $5.0 million from a net loss of $12.2 million for the thirteen weeks ended September 29, 2013. The increase in net loss was primarily attributable to increases in direct store expenses, equity compensation expenses, severance expense and production center start-up costs, partially offset by lower store opening costs, pre-opening advertising and non-operating expenses.

Our adjusted net loss was $9.1 million for the thirteen weeks ended September 28, 2014, an increase of $3.2 million from the thirteen weeks ended September 29, 2013.  We define adjusted net loss as net loss plus any transaction expenses, expenses that did not continue after the IPO, non-cash charges, one-time charges and non-operating expenses which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	September 28,		September 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(17,235)	(8.9)%	$(12,224)	(6.7)%

Professional services	815	0.4	800	0.4
Severance	869	0.4	249	0.1
Non-operating expenses	31	—	347	0.2
Non-cash interest	1,279	0.7	1,267	0.7
Equity compensation charge	4,155	2.1	2,769	1.5
Income tax provision	940	0.5	804	0.4
Adjusted net loss	$(9,146)	(4.7)%	$(5,988)	(3.3)%

Twenty-Six Weeks Ended September 28, 2014 Compared With Twenty-Six Weeks Ended September 29, 2013

The comparability of the financial data for September 28, 2014 and September 29, 2013 may be affected by the fact that the Easter and Passover holidays occurred during the twenty-six weeks ended September 28, 2014 but not during the twenty-six weeks ended September 29, 2013.

Net Sales

We had net sales of $392.2 million in the twenty-six weeks ended September 28, 2014, an increase of $22.3 million, or 6.0%, from $370.0 million in the twenty-six weeks ended September 29, 2013.  This increase was primarily attributable to net sales from the three stores which opened subsequent to March 31, 2013.  Net sales for the twenty-six weeks ended September 29, 2013 were positively impacted by higher than normal sales at our Red Hook store following its re-opening on March 1, 2013 after being closed for 18 weeks due to damage sustained from Hurricane Sandy.

Comparable store sales decreased 2.8% in the twenty-six weeks ended September 28, 2014 compared to the twenty-six weeks ended September 29, 2013, in large part due to the decrease in sales at our Red Hook store as a result of a recent competitive opening.  The Red Hook store was closed for eighteen weeks beginning on October 29, 2012 due to damage sustained from Hurricane Sandy, and re-opened on March 1, 2013.  Due to the timing of the Red Hook store re-opening, it was not included in the same store sales base for the first nine weeks of the twenty-six week period ended September 28, 2014.  Customer transactions in our comparable stores decreased by 3.0%, although the average transaction size at our comparable stores increased by 0.2%.

Gross Profit

Gross profit was $120.7 million for the twenty-six weeks ended September 28, 2014 as compared to $120.8 million for the twenty-six weeks ended September 29, 2013.  Our gross margin decreased approximately 190 basis points to 30.8% for the twenty-six weeks ended September 28, 2014 from 32.6% for the twenty-six weeks ended September 29, 2013.  The decrease in gross margin is due primarily to an approximate 130 basis points of lower merchandise margins and an approximate 50 basis points of higher occupancy costs, as a percentage of sales, at new locations as well as increased occupancy costs at several locations open in both periods.   The drop in merchandise margin is primarily due to higher shrink and targeted price reductions.  In addition, gross margin was adversely impacted by increased cost inflation across several of our perishable departments and the shift in store mix as a result of the two suburban stores we opened subsequent to September 29, 2013.

Gross profit in the thirteen weeks ended September 28, 2014 included a $1.2 million benefit in connection with the accelerated recognition of a deferred vendor discount resulting from the early termination of the related vendor contract due to vendor non-performance.  Excluding the effect of this discount, the gross profit for the twenty-six weeks ended September 28, 2014 was $119.5 million and the gross margin was 30.5%.

Direct Store Expenses

Direct store expenses were $95.6 million in the twenty-six weeks ended September 28, 2014, an increase of $6.0 million, or 6.7%, from $89.6 million for the twenty-six weeks ended September 29, 2013.  The increase in direct store expenses was primarily attributable to the three new stores we opened subsequent to March 31, 2013.  With more stores in operation during the twenty-six weeks ended September 28, 2014, our store labor expenses increased $1.9 million and our other store operating expenses increased $2.7 million compared to the twenty-six weeks ended September 29, 2013.  The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $1.4 million to $12.2 million for the twenty-six weeks ended September 28, 2014, compared to direct store depreciation expense for the twenty-six weeks ended September 29, 2013 of $10.8 million.  The increase in direct store depreciation expense for the twenty-six weeks ended September 28, 2014 compared with the twenty-six weeks ended September 29, 2013 is attributable to the increase in the number of stores.

Direct store expenses, as a percentage of net sales, increased approximately 20 basis points to 24.4% in the twenty-six weeks ended September 28, 2014 from 24.2% in the twenty-six weeks ended September 29, 2013. The increase in store expenses as a percentage of sales was primarily due to higher store operating expenses as a percentage of sales at our three new locations that opened subsequent to March 31, 2013, partially offset by lower store expenses, as a percentage of sales, at existing stores.  Excluding depreciation and amortization, store expenses, as a percentage of sales was 21.2% in the twenty-six weeks compared to 21.3% in the twenty-six weeks ended September 29, 2013.

General and Administrative Expenses

General and administrative expenses were $33.0 million for the twenty-six weeks ended September 28, 2014, a decrease of $16.0 million, or 32.6%, from $49.0 million for the twenty-six weeks ended September 29, 2013. The decrease in general and administrative expenses is primarily attributable to $18.1 million of expenses incurred in the twenty-six weeks ended September 29, 2013 related to our IPO, including $9.2 million to terminate the management agreement upon consummation of the IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of the IPO and $0.8 million of other IPO related expenses, the elimination of management fees paid to an affiliate of Sterling, which was $0.9 million in the twenty-six weeks ended September 29, 2013 and a reduction in pre-opening advertising and non-operating expenses of $1.4 million, collectively.  These items were partially offset by $7.0 million dollars of equity compensation expense and $1.6 million of severance expense during the twenty-six weeks ended September 28, 2014, increases of $2.2 million and $1.4 million, respectively, compared to the same period of the prior year.  The portion of depreciation and amortization included in general and administrative expenses was $2.0 million for the twenty-six weeks ended September 28, 2014, a decrease of $0.2 million, or 7.0%, from $2.2 million for the twenty-six weeks ended September 29, 2013. The Central Services component of general and administrative expenses increased $0.9 million to $19.6 million in the twenty-six weeks ended September 28, 2014 compared to $18.7 million in the same period of the prior year.

General and administrative expenses, as a percentage of net sales, decreased to 8.4% for the twenty-six weeks ended September 28, 2014, from 13.2% for the twenty-six weeks ended September 29, 2013.  Excluding fees and expenses related to the IPO and management fees, which terminated in connection with the IPO, general and administrative expenses, as a percentage of net sales, increased approximately 10 basis points to 8.4% for the twenty-six weeks ended September 28, 2014 from 8.3% for the twenty-six weeks ended September 29, 2013.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Twenty-Six Weeks Ended
	September 28,		September 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$33,022	8.4%	$49,009	13.2%

Management agreement termination	—	—	(9,200)	(2.5)
Contractual IPO bonuses	—	—	(8,105)	(2.2)
Other IPO-related expenses	—	—	(795)	(0.2)
IPO transaction expenses	—	—	(18,100)	(4.9)

Management fees	—	—	(877)	(0.2)
Professional services	(1,519)	(0.4)	(1,470)	(0.4)
Severance	(1,636)	(0.4)	(249)	(0.1)
Non-operating expenses	(31)	—	(621)	(0.2)
Corporate depreciation and amortization	(2,017)	(0.5)	(2,167)	(0.6)
Equity compensation charge	(7,012)	(1.8)	(4,824)	(1.3)
Pre-opening advertising costs	(1,243)	(0.3)	(2,018)	(0.5)
Central services	$19,564	5.0%	$18,683	5.0%

Store Opening Costs

Store opening costs were $4.4 million for the twenty-six weeks ended September 28, 2014, a decrease of $2.5 million, or 36.8%, from $6.9 million for the twenty-six weeks ended September 29, 2013.  Store opening costs for the twenty-six weeks ended September 28, 2014 primarily consisted of $3.2 million in connection with the store we opened in Lake Grove, New York in July 2014 and $1.2 million in connection with the store in TriBeCa which has not opened.  Store opening costs for the twenty-six weeks ended September 29, 2013 consisted of approximately $4.8 million in connection with the store that opened in the Chelsea neighborhood of Manhattan in July 2013 and $2.1 million in connection with the store that opened in Nanuet, New York in October 2013.  Approximately $1.6 million and $1.3 million of store opening costs for the twenty-six weeks ended September 28, 2014 and September 29, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $3.2 million for the twenty-six weeks ended September 28, 2014, an increase of $1.3 million from $1.8 million for the twenty-six weeks ended September 29, 2013.  Approximately $0.4 million and $0.5 million of these costs for the twenty-six weeks ended September 28, 2014 and September 29, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the twenty-six weeks ended September 28, 2014, our operating loss was $15.4 million, a decrease of $11.1 million from a loss from operations of $26.6 million for the twenty-six weeks ended September 29, 2013.  The decrease in the loss from operations was primarily attributable to the $18.1 million of IPO-related expenses incurred during the twenty-six weeks ended September 29, 2013, the elimination of management fees and lower store-opening costs, non-operating expenses and pre-opening advertising, partially offset by increases in direct store expenses, equity compensation expenses, production center start-up costs and severance expenses.

Excluding fees and expenses related to the IPO and management fees which terminated upon consummation of the IPO, our loss from operations increased $7.8 million to $15.4 million in the twenty-six weeks ended September 28, 2014 from a loss from operations of $7.6 million in the twenty-six weeks ended September 29, 2013.

Interest Expense

Interest expense decreased 7.4%, or $0.8 million, to $9.6 million for the twenty-six weeks ended September 28, 2014, from $10.4 million for the twenty-six weeks ended September 29, 2013, primarily due to the May 2013 amendment to our existing senior credit facility that lowered our interest rates, partially offset by an increase in the amortization of deferred financing fees and original issue discount.  The cash portion of interest expense for the twenty-six weeks ended September 28, 2014 and September 29, 2013 was $7.5 million and $7.9 million, respectively.

Income Taxes

We recorded an income tax provision of $1.9 million the twenty-six weeks ended September 28, 2014 compared to a provision of $3.2 million the twenty-six weeks ended September 29, 2013.  We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.

Net Loss

Our net loss was $26.9 million for the twenty-six weeks ended September 28, 2014, a decrease of $13.2 million, or 33.0%, from a net loss of $40.2 million for the twenty-six weeks ended September 29, 2013. The decrease in net loss was primarily attributable to the $18.1 million of IPO-related expenses incurred during the twenty-six weeks ended September 29, 2013, the elimination of management fees and lower store-opening costs, non-operating expenses and pre-opening advertising, partially offset by increases in direct store expenses, equity compensation expenses, production center start-up costs and severance expenses. Excluding fees and expenses related to the IPO and management fees which terminated upon consummation of the IPO, our net loss increased $5.7 million to $26.9 million in the twenty-six weeks ended September 28, 2014 from net loss of $21.2 million in the twenty-six weeks ended September 29, 2013.

Our adjusted net loss was $12.3 million for the twenty-six weeks ended September 28, 2014, an increase of $3.9 million, from an adjusted net loss of $8.4 million for the twenty-six weeks ended September 29, 2013.  We define adjusted net loss as net loss plus any transaction expenses, expenses that did not continue after the IPO, non-cash charges, one-time charges and non-operating expenses which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Twenty-Six Weeks Ended
	September 28,		September 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(26,929)	(7.3)%	$(40,170)	(10.9)%

Management agreement termination	—	—	9,200	2.5
Contractual IPO bonuses	—	—	8,105	2.2
Other IPO-related expenses	—	—	795	0.2
IPO transaction expenses	—	—	18,100	4.9

Management fees	—	—	877	0.2
Professional services	1,519	0.4	1,470	0.4
Severance	1,636	0.4	249	0.1
Non-operating expenses	31	—	621	0.2
Non-cash interest	2,555	0.7	2,466	0.7
Equity compensation charge	7,012	1.9	4,824	1.3
Income tax (benefit) provision	1,885	0.5	3,207	0.9
Adjusted net loss	$(12,291)	(3.3)%	$(8,356)	(2.2)%

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

At September 28, 2014, we had $37.4 million in cash and cash equivalents and $11.9 million in borrowing availability pursuant to our senior credit facility.

As of September 28, 2014, we were in compliance with all debt covenants.  Because our recent operating performance has been below our expectations at the time that the financial covenants in our senior credit agreement were established, if our financial performance does not improve it is possible that we will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months.  We have the ability to exercise equity cure rights, which allows us to issue additional equity and treat the proceeds as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt and the equity cure an only be used twice within a four quarter period and only four times during the term of the loan.  In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the Senior Credit Facility immediately due and payable.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	September 28,	September 29,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$5,165	$(13,216)
Net cash used in investing activities	(24,923)	(26,465)
Net cash (used in) provided by financing activities	(1,635)	76,760
Net (decrease) increase in cash and cash equivalents	$(21,393)	$37,079

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation, and changes in deferred income taxes and the effect of working capital changes.

We had cash provided by operating activities of $5.2 million during the twenty-six weeks ended September 28, 2014, while operating activities used $13.2 million of cash during the twenty-six weeks ended September 29, 2013. The increase in cash provided by operating activities is primarily related to the non-recurring costs of $18.1 million associated with our IPO in the twenty-six weeks ended September 29, 2013, and decreased working capital needs.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $24.9 million in the twenty-six weeks ended September 28, 2014, of which $10.7 million was in connection with the store we opened in Lake Grove, New York in July 2014 and $10.9 million was in connection with our new production facility.  The remaining approximately $3.3 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $26.5 million in the twenty-six weeks ended September 29, 2013, of which $10.8 million was in connection with the store we opened in July 2013, $9.6 million was in connection with the store we opened in October 2013 and $1.3 million was in connection with our new production facility.  The remaining approximately $4.8 million of capital expenditures includes $1.0 million related to re-opening our Red Hook store, $0.7 million related to the opening of our Kips Bay store and the remaining $3.1 million was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $20 million to $25 million on capital expenditures during the remainder of fiscal 2015, primarily related to our new central production facility, the new store in the TriBeCa neighborhood of Manhattan and equipment upgrades and enhancements at existing stores.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Twenty-Six Weeks Ended
	September 28,	September 29,
	2014	2013
	(in thousands)
Payments on long-term debt	$(1,375)	$(1,375)
Cash settlement of vested equity awards	(260)	—
Proceeds from issuance of common stock	—	158,821
Cash dividends on preferred stock	—	(76,818)
Issuance costs for debt repricing	—	(3,868)
Net cash (used in) provided by financing activities	$(1,635)	$76,760

Net cash used in financing activities during the twenty-six weeks ended September 28, 2014 was $1.6 million, consisting primarily of principal payments on our outstanding debt.

Net cash provided by financing activities during the twenty-six weeks ended September 29, 2013 was $76.8 million, consisting principally of $158.8 million of net proceeds received from our IPO, less the $76.8 million cash dividend payment on our preferred stock made with the proceeds of such offering and $3.9 million of costs related to our debt re-pricing as well as principal payments on our outstanding debt of $1.4 million.

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters’ exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of our management agreement with such affiliate and (iv) pay contractual IPO bonuses to certain members of our management totaling approximately $8.1 million. During fiscal 2014 and the thirteen weeks ended June 29, 2014, we used the remaining $64.7 million of the net proceeds as follows: $15.4 million for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $17.9 million for capital expenditures and pre-opening costs in connection with the store we opened in October 2013 in Nanuet, NY, approximately $6.1 million in connection with the store we opened in Lake Grove, NY in July 2014, approximately $8.8 million in connection with capital expenditures in our other stores and approximately $16.5 million in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Senior Credit Facility

In February 2013, we and our wholly-owned subsidiary Fairway Group Acquisition Company, as the borrower, entered into a senior secured credit facility consisting of a $275 million term loan (the “Term Facility”) and a $40 million revolving credit facility, which includes a $40 million letter of credit subfacility (the “Revolving Facility” and together with the Term Facility, as amended by the May 2013 amendment referred to below, the “Credit Facility”), with the Term Facility maturing in August 2018 and the Revolving Facility maturing in August 2017. We used the proceeds from the Term Facility to repay the $264.5 million of outstanding borrowings (including accrued interest) under our prior senior credit facility, pay fees and expenses and provide us with $3.5 million to repay our outstanding subordinated note, which we repaid in March 2013. In May 2013, we amended the Credit Facility to, among other things,  further reduce the interest rate we pay under the Credit Facility and eliminate the interest coverage ratio financial covenant.

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

The Credit Facility also contains customary negative covenants, including restrictions on (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by us; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures. We are also required to comply with a maximum total leverage ratio financial covenant, however, we have the ability to exercise equity cure rights, which allows us to issue additional equity and treat the proceeds as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

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

In the event of a covenant violation or other default that remains uncured, the lenders have the right to declare all outstanding debt under the Senior Credit Facility immediately due and payable.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of September 28, 2014, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended September 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February and March 2014, three purported class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers, certain of our directors and the underwriters for our initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for our initial public offering and in subsequent communications regarding our business and financial results. On September 5, 2014, the we and the other defendants moved to dismiss the amended class action complaint.  In April 2014, a purported stockholder derivative action was filed against certain of our directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, we and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, we and the other defendants moved to dismiss the amended derivative complaint.  While we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From March 31, 2014 through September 28, 2014, we issued to certain of our non-employee directors 54,601 restricted stock units in payment of their cash compensation for the two calendar quarters ended June 30, 2014 and September 30, 2014,  52,736 restricted stock units to an employee director in respect of a portion of his cash compensation for the two calendar quarters ended March 31, 2014 and June 30, 2014 pursuant to his employment agreement, and granted to our officers, directors, employees and consultants an aggregate of 690,000 restricted stock units to be settled in shares of our Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In connection with employment of Mr. Jack Murphy as our chief executive officer, Mr. Charles Santoro stepped down as executive chairman but continues to serve as chairman of the board of directors.

On November 6, 2014, the Company received a written letter of resignation from William Selden stating that he resigned, effective immediately, from his position on the Board of Directors of the Company.  Mr. Selden’s resignation was not the result of any dispute or disagreement with the Company.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 44 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ John E. Murphy
John E. Murphy
Chief Executive Officer

Date: November 6, 2014

By:	/s/ Edward C. Arditte
Edward C. Arditte
Co-President and Chief Financial Officer

Date: November 6 2014

By:	/s/ Linda M. Siluk
Linda M. Siluk
Vice President—Finance & Chief Accounting Officer

Date: November 6, 2014

Exhibit Index

Exhibit Number		Description

31.1		Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.