Form 10-Q
period 2014-12-28
Fairway Group Holdings Corp
filed 2015-02-05
CIK 1555492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

As of January 30, 2015,  the registrant had 29,362,580 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the quarterly period ended December 28, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategy or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to improve same store sales;

•	our ability to maintain or improve our operating margins;

•	our ability to compete effectively with other retailers;

•	our ability to maintain price competitiveness;

•	our ability to achieve the anticipated benefits of our centralized production facility;

•	our ability to open new stores on a timely basis or at all;

•	our ability to achieve sustained sales and profitable operating margins at new stores;

•	the availability of financing to pursue our new store openings on satisfactory terms or at all;

•	the geographic concentration of our stores;

•	ongoing economic uncertainty;

•	our history of net losses;

•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;

•	ordering errors or product supply disruptions in the delivery of perishable products;

•	negative effects to our reputation from real or perceived quality or health issues with our food products;

•	restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;

•	our ability to protect or maintain our intellectual property;

•	the failure of our information technology or administrative systems to perform as anticipated;

•	data security breaches and the release of confidential customer or employee information;

•	our ability to retain and attract senior management, key employees and qualified store-level employees;

•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•	changes in law;

•	additional indebtedness incurred in the future;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(Unaudited)
	December 28,	March 30,
	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,747	$58,800
Accounts receivable, net	7,334	5,536
Merchandise inventories	31,082	28,061
Income tax receivable	890	894
Prepaid rent	1,146	892
Deferred financing fees	1,746	1,751
Prepaid expenses and other	2,150	2,701
Total current assets	84,095	98,635
PROPERTY AND EQUIPMENT, NET	152,138	144,529
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	27,208	25,862
OTHER ASSETS	13,369	15,906
Total assets	$372,222	$380,344
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	36,216	33,971
Accrued expenses and other	27,217	20,455
Total current liabilities	66,183	57,176
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	254,865	253,717
Deferred income taxes	26,853	24,574
Other long-term liabilities	40,821	33,334
Total liabilities	388,722	368,801
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.00001 par value per share, 150,000 shares authorized, 29,238 and 29,108 shares issued at December 28, 2014 and March 30, 2014, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000 shares authorized, 14,225 shares issued and outstanding at December 28, 2014 and March 30, 2014	14	14
Treasury stock at cost, 3 shares at December 28, 2014 and March 30, 2014	—	—
Additional paid-in capital	379,829	369,883
Accumulated deficit	(396,343)	(358,354)
Total stockholders’ (deficit) equity	(16,500)	11,543
Total liabilities and stockholders’ (deficit) equity	$372,222	$380,344

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013

Net sales	$206,219	$205,731	$598,466	$575,724
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	141,357	140,103	412,905	389,326
Gross profit	64,862	65,628	185,561	186,398

Direct store expenses	48,516	49,449	144,094	139,051
General and administrative expenses	19,503	16,582	52,525	65,591
Store opening costs	1,380	2,140	5,742	9,037
Production center start-up costs	1,316	1,367	4,486	3,208
Loss from operations	(5,853)	(3,910)	(21,286)	(30,489)

Gain on storm-related insurance recoveries	—	3,089	—	3,089
Interest expense, net	(4,807)	(5,061)	(14,418)	(15,445)
Loss before income taxes	(10,660)	(5,882)	(35,704)	(42,845)

Income tax provision	(400)	(25,386)	(2,285)	(28,593)
Net loss	(11,060)	(31,268)	(37,989)	(71,438)

Preferred stock dividends	—	—	—	(44,130)
Net loss attributable to common stockholders	$(11,060)	$(31,268)	$(37,989)	$(115,568)

Basic and diluted loss per common share	$(0.25)	$(0.74)	$(0.88)	$(2.95)
Weighted average common shares outstanding	43,433	42,092	43,402	39,180

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 28,	December 29,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,989)	$(71,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	2,279	28,604
Deferred rent	7,447	5,622
Depreciation and amortization of property and equipment	21,085	19,583
Amortization of intangibles	221	221
Amortization of discount on term loans	2,523	2,439
Amortization of deferred financing fees	1,314	1,296
Amortization of prepaid rent	239	238
Stock compensation expense	10,644	7,752
Gain on storm-related insurance recoveries	—	(3,089)
Changes in operating assets and liabilities:
Accounts receivable	(1,798)	(3,874)
Merchandise inventories	(3,021)	(4,577)
Insurance claims receivable	—	3,761
Prepaid expense and other	302	1,347
Other assets	1,386	2,510
Accounts payable	2,245	(859)
Accrued expenses and other	6,838	(1,122)
Other long-term liabilities	(872)	109
Net cash provided by (used in) operating activities	12,843	(11,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,694)	(36,370)
Acquisition of intangible assets	(1,567)	—
Insurance proceeds	—	4,403
Net cash used in investing activities	(30,261)	(31,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(1,375)	(2,063)
Cash settlement of vested equity awards	(260)	—
Proceeds from shares issued in initial public offering, net	—	158,821
Cash dividends paid on preferred stock	—	(76,818)
Issuance costs from debt re-pricing	—	(3,917)
Net cash (used in) provided by financing activities	(1,635)	76,023

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,053)	32,579
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,800	21,723
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,747	$54,302
Cash paid during the period for:
Interest	$7,803	$11,495
Income taxes	$2	$2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(In thousands)

(Unaudited)

	STOCKHOLDERS’ DEFICIT
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 30, 2014	29,108	$—	14,225	$14	$369,883	3	$—	$(358,354)	$11,543
Stock compensation expense	—	—	—	—	10,206	—	—	—	10,206
Cash settlement of vested equity awards	—	—	—	—	(260)	—	—	—	(260)
Issuance of stock for vested restricted stock units	130	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(37,989)	(37,989)
Balance at December 28, 2014	29,238	$—	14,225	$14	$379,829	3	$—	$(396,343)	$(16,500)

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

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard to find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fifteen stores in the Greater New York metropolitan area, four of which include Fairway Wine & Spirits locations.  Twelve of the stores (including three Wine & Spirits locations) were in operation prior to the beginning of the fiscal year ended March 30, 2014 (“fiscal 2014”), two stores were opened during fiscal 2014 ( one during the thirteen weeks ended December 29, 2013 and one prior to September 30, 2013), one store was opened during the thirty-nine weeks ended December 28, 2014 (prior to September 29, 2014) and our fourth Wine & Spirits location was opened during the thirteen weeks ended December 28, 2014. Seven of the Company’s food stores, which the Company refers to as “urban stores,” are located in New York City and the remainder, which the Company refers to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut. The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

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

The accompanying unaudited consolidated financial statements as of December 28, 2014, and for the thirteen and the thirty-nine weeks ended December 28, 2014 and December 29, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for the entire fiscal year.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation, as described in the notes to the financial statements.  These reclassifications had no effect on previously reported consolidated net income or stockholders’ equity (deficit).

The Company has adjusted its consolidated balance sheet as of March 30, 2014 to revise the classification of its acquired liquor licenses from other assets to intangible assets.  As compared to previously reported amounts, intangible assets, net, have increased and other assets have decreased, by $427,000 as of March 30, 2014.

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014 that have had a material impact on the Company’s unaudited interim consolidated financial statements and related notes.

3.NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the fiscal period.  Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the fiscal period plus the effect of any potential common shares that have been issued if these additional shares are dilutive.  For all periods presented, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

The following table is a summary of the share amounts (in thousands) used in computing basic and diluted earnings per share and anti-dilutive shares excluded from the computation:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Weighted average shares outstanding - basic and diluted	43,433	42,092	43,402	39,180
Anti-dilutive securities excluded from diluted loss per share computation:
Options	—	1,155	—	1,155
Warrants	—	97	—	97
Unvested restricted stock	26	118	26	118
Restricted stock units	3,049	2,418	3,049	2,418
Total anti-dilutive securities	3,075	3,788	3,075	3,788

As of December 28, 2014, all of the options to purchase shares of Class A common stock have exercise prices in excess of the Company’s publicly quoted stock price and therefore are not considered potentially dilutive.

4.GOODWILL AND INTANGIBLE ASSETS

During the thirteen weeks ended December 28, 2014, the Company acquired a liquor license in connection with the opening of its fourth Wine & Spirits location in Paramus, New Jersey for approximately $1.6 million.

The Company’s intangible assets consist of the following (in thousands):

	At December 28, 2014			At March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Average Useful Life (Years)	Gross Carrying Amount (a)	Accumulated Amortization
Favorable Leases	$3,018	$1,415	19.0	$3,018	$1,275
Non-compete agreement	890	879	8.0	890	798
Total intangible assets subject to amortization	3,908	2,294		3,908	2,073

Tradenames	23,600	—		23,600	—
Acquired liquor licenses	1,994	—		427	—
Total intangible assets	$29,502	$2,294		$27,935	$2,073

(a) as adjusted, see Note 2

The Company’s annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the Company’s second fiscal quarter, due to a continued decline in the market price of the Company’s stock and revisions in expected operating performance, it was determined that such events and circumstances existed, which would require an interim evaluation of goodwill for impairment.  As a result of these developments, the Company began the process of performing an interim goodwill impairment test as of September 28, 2014, which commenced during the third quarter of fiscal 2015.  Due to the complexity of the fair value calculation, the Company was not able to complete the interim impairment test in advance of the filing of this Quarterly Report on Form 10-Q,  and the analysis is expected to be completed during the fourth quarter, at which time it is possible that some or all of the value of goodwill may be impaired.

There were no goodwill or intangible asset impairments recorded in the thirty-nine weeks ended December 28, 2014 and December 29, 2013.  A non-cash impairment charge, if any, will be recorded in the fourth quarter, and will not impact the Company’s debt covenant compliance calculations.  As of December 28, 2014 the carrying value of goodwill was $95.4 million.

5.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 28,	March 30,
	2014	2014
Credit facility, gross	$270,188	$271,563
Less unamortized discount	(12,573)	(15,096)
Credit facility, net	257,615	256,467
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$254,865	$253,717

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Interest on senior credit facility	$3,748	$3,728	$11,231	$11,621
Amortization of original issue discount	844	833	2,523	2,439
Amortization of deferred financing fees	438	436	1,314	1,296
Other interest (income) expense, net	(223)	64	(650)	89
Total	$4,807	$5,061	$14,418	$15,445

Effective interest rate on senior credit facility	7.8%	7.8%	7.8%	8.0%

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at December 28, 2014.  Because the Company’s recent operating performance has been below the Company’s expectations at the time that the financial covenants in its senior credit facility were established, if the Company’s financial performance does not continue to improve, it is possible that the Company will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility immediately due and payable.  The Company has the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

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

At December 28, 2014, the Company had $28.1 million of outstanding letters of credit, and $11.9 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.    Subsequent to December 28, 2014, additional letters of credit were issued totaling $4.8 million, collectively, reducing the Company’s availability under the 2013 Senior Credit Facility to $7.1 million.

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

As of March 30, 2014 all warrants had been exercised, and no additional warrants have been issued during the thirty-nine weeks ended December 28, 2014.

7.STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation (“ASC 718”), which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $3.6 million and $2.9 million for the thirteen weeks ended December 28, 2014 and December 29, 2013, respectively, and $10.6 million and $7.7 million for the thirty-nine weeks ended December 28, 2014 and December 29, 2013, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

Included in the amounts recorded for the thirteen and thirty-nine weeks ended December 28, 2014 are: (i) approximately $55,000 and $247,000, respectively, representing the value of restricted stock units issued to certain directors during such period in payment of the directors’ fees for the calendar quarters ended June 30, 2014, September 30, 2014, and December 31, 2014; (ii) approximately $0 and $82,000, respectively, representing the value of restricted stock units issued during such period to our former executive chairman in payment of his fees for serving as executive chairman for the calendar quarters ended June 30, 2014 and September 30, 2014; and (iii)  $112,000 and $487,000, respectively, representing the value of restricted stock units for a former executive officer in partial payment of his salary for the calendar quarters ended June 30, 2014 and September 30, 2014, and for the period from October 1, 2014 to November 14, 2014.  All of these restricted stock units are vested upon issuance but will be settled in shares of Class A common stock in the future.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in the Company’s Annual Proxy Statement for its 2014 annual meeting of stockholders filed with the Securities and Exchange Commission on June 26, 2014 under the caption “Executive Compensation—Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the thirteen and thirty-nine weeks ended December 28, 2014 are summarized as follows:

2007 Equity Compensation Plan

As of December 28, 2014, there was $231,000 of unrecognized compensation expense related to the restricted stock awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the thirty-nine weeks ended December 28, 2014  is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding unvested awards at March 30, 2014	109,920	$3.55
Granted	—	—
Vested	(83,675)	1.91
Forfeited	—	—
Outstanding unvested awards at December 28, 2014	26,245	8.78

2013 Long-Term Incentive Plan

Restricted Stock Units

As of December 28, 2014, there was $15.0 million of unrecognized compensation expense related to the restricted stock unit awards granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the thirty-nine weeks ended December 28, 2014  is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding unvested awards at March 30, 2014	2,367,659	$13.62
Granted	1,145,400	4.42
Forfeited	(299,822)	12.42
Vested	(660,050)	10.71
Outstanding unvested awards at December 28, 2014	2,553,187	10.38

During the thirty-nine weeks ended December 28, 2014, the Company settled 57,395 outstanding restricted stock units upon their vesting in exchange for $260,000 of cash, which approximates the fair value of the shares at the vesting date.  The amount of cash paid was recorded as a reduction of the stock-based compensation charge as a component of additional paid-in capital.

Approximately $440,000 of stock-based compensation expense recorded during the period relates to restricted stock units to be granted in future periods in connection with separation payments, and has been included in accrued expenses as of December 28, 2014.

Stock Options

As of December 28, 2014, there was $2.0 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the thirty-nine weeks ended December 28, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Outstanding awards at March 30, 2014	1,096,362	$13.68	9.3
Granted	—	—	—
Forfeited	(155,659)	13.27	8.6
Exercised	—	—	—
Outstanding awards at December 28, 2014	940,703	13.74	8.5

Exercisable at December 28, 2014	337,925	$14.14	8.4

Stock options outstanding as of December 28, 2014 had no aggregate intrinsic value.  Aggregate intrinsic value represents the value of the Company’s stock based on the closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

8.RELATED PARTY TRANSACTIONS

Operating Leases and Utility Services

A director and former executive officer of the Company:

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

Total amounts related to the foregoing included $1.5 million and $1.4 million in cost of sales and $0.1 million and $0.1 million in general and administrative expenses for the thirteen weeks ended December 28, 2014 and December 29, 2013, respectively, and $4.4 million and $4.3 million in cost of sales and $0.4 million and $0.4 million in general and administrative expenses for each of the thirty-nine weeks ended December 28, 2014 and December 29, 2013.  At December 28, 2014 and March 30, 2014, amounts payable to related parties included in accrued expenses were $1.3 million and $0.9 million, respectively, and receivables from related parties of $0.3 million and $0, respectively, were included in accounts receivable.

Management Agreement

Prior to the Company’s IPO, pursuant to a management agreement, the Company paid Sterling Investment Partners Advisers, LLC, an affiliate of the Company’s controlling stockholders, an annual management advisory fee and fees in connection with certain debt and equity financings (other than the IPO).  The management agreement was terminated as part of the IPO in exchange for a payment of $9.2 million, which was included in general and administrative expenses for the thirty-nine weeks ended December 29, 2013.

9.INCOME TAXES

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the thirteen and thirty-nine weeks ended December 28, 2014 and December 29, 2013 is summarized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	8.7	8.7	8.7	8.7
Permanent differences	(0.2)	(0.2)	(0.3)	(0.2)
Valuation Allowance	(45.9)	(474.1)	(48.5)	(109.1)
Other	(0.4)	—	(0.3)	(0.1)
Effective rate	(3.8)%	(431.6)%	(6.4)%	(66.7)%

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the thirteen and thirty-nine weeks ended December 28, 2014 and

December 29, 2013, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision which included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Based on management’s assessment, the Company has placed a valuation reserve against its deferred tax assets, as it is more likely than not that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  The Company regularly reviews the net deferred tax valuation allowance to determine if available evidence continues to support the position that it is more likely than not that a portion of or the entire deferred tax asset will not be realized in the future. As of December 28, 2014, management could not conclude that it is more likely than not that the deferred tax assets will be realized. As a result, the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For more information regarding the Company’s valuation allowance against its deferred tax assets, please see note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

The valuation allowance was $108.0 million and $90.7 million as of December 28, 2014 and March 30, 2014, respectively.

10.INSURANCE CLAIMS AND RECOVERIES RELATED TO HURRICANE SANDY

In December 2013, the Company and its insurers settled the remaining insurance claims related to Hurricane Sandy and the Company received final payments totaling $4.4 million, bringing total insurance receipts to $18.7 million. At the time of claim settlement the Company had an insurance receivable of $1.3 million. The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy. The gain is recorded in Gain on storm-related insurance recoveries, net in the Company’s consolidated statements of operations for the thirteen and thirty-nine weeks ended December 29, 2013.

11.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties as described in Note 8, which were assigned to the Company as of January 18, 2007.  These leases expire through 2039.  Required rent payments under lease agreements with related parties, except for certain lease years when the rent is determined by arbitration, increases annually by a combination of escalation clauses and either 50% of the percentage increase in the consumer price index, or by the percentage increase in the consumer price index of up to 5%.  Lease agreements with non-related parties include various escalation clauses.

The aggregate minimum rental commitments under all operating leases, for which the Company has possession, as of December 28, 2014 are as follows for the fiscal years ending (in thousands):

March 29, 2015	$8,621
April 3, 2016	38,311
April 2, 2017	38,635
April 1, 2018	37,306
March 31, 2019	37,474
Thereafter	628,039
$788,386

In addition, the Company has signed certain leases for which the Company’s obligation is not yet established because the Company does not yet have possession of the site.

Rent expense for the thirteen weeks ended December 28, 2014 and December 29, 2013 was approximately $11.2 million and $9.7 million, respectively.  Rent expense for the thirty-nine weeks ended December 28, 2014 and December 29, 2013 was approximately $32.8 million and $28.0 million, respectively.

Other Contingencies

The Company obtains its utility services for the Red Hook store from an entity which is 16.67% owned by an individual who is a Company director and former executive officer.  The Company believes that the entity has overcharged for utilities since its initial occupancy of the premises.  Since November 2008, with the exception of the post-Hurricane Sandy period through fiscal 2014, when the Company received utilities from the local utility provider because the co-generation plant was not operational, the Company has taken deductions from the utility invoices based on the methodology that the Company believes represents the parties’ original intentions with respect to the utility calculations.  The Company believes that it will be successful in negotiating an amicable resolution of this matter between the parties.  The Company also believes that the resolution of this matter will not have a material adverse effect on its financial condition and results of operations.

In February and March 2014, three purported securities class action lawsuits alleging violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers, certain of its directors and the underwriters for its initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for the Company’s initial public offering and in subsequent communications regarding its business and financial results. On September 5, 2014, the Company and the other defendants moved to dismiss the amended class action complaint. On January 20, 2015, the Magistrate appointed by the district judge to whom the case was assigned to review the motions and make a recommendation to the judge recommended that the Company’s and the other defendants’ motion to dismiss be denied.

In April 2014, a purported stockholder derivative action was filed against certain of the Company’s directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, the Company and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, the Company and the other defendants moved to dismiss the amended derivative complaint.  On November 10, 2014, the court granted the Company’s and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware.  The plaintiffs have appealed this decision.  While the Company believes the claims are without merit and intends to defend these lawsuits vigorously, the Company cannot predict the outcome of these lawsuits.

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

12.RECENTLY ISSUED ACCOUNTING STANDARDS

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

13.SUBSEQUENT EVENTS

Subsequent to December 28, 2014, the Company entered into an agreement to extend the store opening provision requirement in its TriBeCa lease by approximately one year to May 2016.  This extension enhances the Company’s flexibility with respect to this site, which the Company now anticipates will open in the Spring of calendar year 2016.  The Company paid the landlord approximately $750,000 in connection with this extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen and thirty-nine weeks ended December 28, 2014  may not necessarily be indicative of the results that may be expected for the entire fiscal year ending March 29, 2015.

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

We operate 15 locations in New York, New Jersey and Connecticut, four of which include Fairway Wines & Spirits locations.  Twelve of the stores were in operation prior to the beginning of fiscal 2014 (including three Wine & Spirits locations), two stores were opened during fiscal 2014 (one during the thirteen weeks ended December 29, 2013, and one prior to September 30, 2013), one store was opened during the thirty-nine weeks ended December 28, 2014 (prior to September 29, 2014), and our fourth Wine & Spirits location was opened during the thirteen weeks ended December 28, 2014.

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

We also intend to improve our operating margins over time through enhancements to our merchandising and marketing, improved business processes, improvements in shrink and procurement and better cost discipline.  We also expect to benefit from economies of scale as our store base grows over time.

Subsequent to December 28, 2014, we entered into an agreement to extend the store opening provision requirement in our TriBeCa lease by approximately one year, to May 2016.  This extension enhances our flexibility with respect to this site, which we now anticipate will open in the Spring of calendar year 2016.  We paid the landlord approximately $750,000 in connection with this extension.

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

Effect of Hurricane Sandy

We temporarily closed all of our stores as a result of Hurricane Sandy, which struck the Greater New York City metropolitan area on October 29, 2012.  While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions due to inventory delays as a result of transportation issues, loss of electricity at certain of our locations and the inability of some of our employees to travel to work due to transportation issues.  Our Red Hook, Brooklyn, NY store sustained substantial damage from the effects of Hurricane Sandy, and did not reopen until March 1, 2013.  Following the reopening, we experienced higher than normal sales at the Red Hook store during the thirty-nine weeks ended December 29, 2013, which may affect the comparability of our results of operations for the thirty-nine weeks ended December 28, 2014 and December 29, 2013.

In December 2013, we and our insurers settled the insurance claims related to Hurricane Sandy and we received final payments totaling $4.4 million, bringing total insurance receipts to $18.7 million. At the time of claim settlement we had an insurance receivable of $1.3 million. The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy. The gain is recorded in gain on storm-related insurance recoveries in our consolidated statements of operations for the thirteen and thirty-nine weeks ended December 29, 2013.

Following Hurricane Sandy we have seen increases in the market rate for insurance resulting in increased insurance premiums.

How We Assess the Performance of Our Business

In assessing performance, we consider a variety of performance and financial measures, principally growth in net sales, gross profit, and Adjusted EBITDA and Central Services as a percentage of net sales. The key measures that we use to evaluate the performance of our business are set forth below:

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

Changes in the mix of products sold may impact our gross margin. Unlike natural / specialty stores, we also carry a full assortment of conventional groceries, which generally have lower margins than fresh, natural and organic foods, prepared foods and specialty and gourmet items. We expect to enhance our gross margins through:

•	economies of scale resulting from expanding the store base;

•	our pricing strategy, including the effects of inflation or deflation and promotions;

•	productivity gains through process and program improvements including the benefits we expect to derive over time from our production center; and

•	reduced shrinkage as a percentage of net sales.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store-specific, advertising and marketing expenses (including pre-opening advertising and marketing costs), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. We have made significant investments in management, information technology systems, infrastructure, compliance and marketing to support our growth strategy. Our general and administrative expenses for the thirty-nine weeks ended December 29, 2013 include contractual IPO bonuses to certain members of our management and a fee to terminate our management agreement with, and management fees paid to an affiliate of, Sterling Investment Partners, which ceased upon consummation of our IPO in April 2013.

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

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. Our board of directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Our board of directors and management also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenants in our 2013 Senior Credit Facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for the four fiscal quarter period ended December 28, 2014 and December 29, 2013 was $45.6 million and $54.3 million, respectively, compared to Adjusted EBITDA for the four fiscal quarter period ended December 28, 2014 and December 29, 2013 of $42.2 million and  $49.7 million, respectively. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, equity compensation charges, store opening costs (including pre-opening advertising costs), production center start-up costs, gain on insurance recovery, severance related expenses, foundation funding, loss on early extinguishment of debt, organizational realignment costs, IPO related expenses, transaction expenses and bonuses, management fees, and other one-time charges and non-operating expenses which we believe may distort period-to-period comparison. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We ceased paying management fees upon consummation of our IPO. Items such as production center start-up costs, gain on insurance recovery, severance-related expenses, foundation funding, loss on early extinguishment of debt, non-recurring charges, organizational realignment costs, IPO-related expenses and transaction expenses and bonuses were incurred and associated with discrete and different events not relating to our core on-going operations, including our initial public offering, which was consummated just after the end of fiscal 2013, an organizational realignment to remove redundant costs and streamline parts of our business model to enhance overall productivity that we began in the fourth quarter of fiscal 2014 and the refinancings of our senior credit facility and Hurricane Sandy. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

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

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	December 28,		December 29,		December 28,		December 29,
	2014		2013		2014		2013
		% of		% of		% of		% of
		Net Sales		Net Sales		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(11,060)	(5.4)%	$(31,268)	(15.2)%	$(37,989)	(6.3)%	$(71,438)	(12.4)%

Management agreement termination (a)	—	—	—	—	—	—	9,200	1.6
Contractual IPO bonuses	—	—	—	—	—	—	8,105	1.4
Other IPO-related expenses	—	—	—	—	—	—	795	0.1
Sub-total IPO transaction expenses	—	—	—	—	—	—	18,100	3.1

Financing transaction expenses	—	—	330	0.2	—	—	330	0.1
Professional services (b)	656	0.3	610	0.3	2,175	0.4	2,080	0.4
Severance (c)	2,960	1.4	19	—	4,596	0.8	268	—
Non-operating expenses (d)	297	0.1	88	—	328	0.1	709	0.1
Management fees (e)	—	—	—	—	—	—	877	0.2
Interest expense, net(f)	4,807	2.3	5,061	2.5	14,418	2.4	15,445	2.7
Income tax provision	400	0.2	25,386	12.3	2,285	0.4	28,593	5.0
Store depreciation and amortization	6,310	3.1	6,028	2.9	18,548	3.1	16,823	2.9
Corporate depreciation and amortization	980	0.5	1,052	0.5	2,997	0.5	3,219	0.6
Equity compensation charge	3,632	1.8	2,928	1.4	10,644	1.8	7,752	1.3
Store opening costs	1,380	0.7	2,140	1.0	5,742	1.0	9,037	1.6
Production center start-up costs	1,316	0.6	1,367	0.7	4,486	0.7	3,208	0.6
Pre-opening advertising costs	18	—	620	0.3	1,261	0.2	2,638	0.5
Gain on insurance recovery	—	—	(3,089)	(1.5)	—	—	(3,089)	(0.5)
Foundation funding	—	—	1,500	0.7	—	—	1,500	0.3
Adjusted EBITDA	$11,696	5.7%	$12,772	6.2%	$29,491	4.9%	$36,052	6.3%

(a)	Represents the fee paid in connection with our IPO in April 2013 to an affiliate of Sterling Investment Partners (“Sterling”) to terminate our management agreement with such affiliate.

(b)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations, primarily related to (i) litigation with respect to a lease and professional services related to the establishment of our new production center in the thirteen and thirty-nine weeks ended December 29, 2013, and (ii) our organizational realignment and the purported stockholder class action litigation in the thirteen and thirty-nine weeks ended December 28, 2014.

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

Organizational Realignment

In the fourth quarter of fiscal 2014, we initiated an organizational realignment to remove redundant costs and streamline parts of the business model to enhance overall productivity.  In connection with the plan, we incurred charges of $3.3 million in fiscal 2014.  In the thirteen and thirty-nine weeks ended December 28, 2014, we incurred approximately $1.4 million and $2.7 million, respectively, in stock-based compensation charges, and $3.0 million and $4.6 million, respectively, in severance charges, in connection with the organizational realignment.  Included in stock-based compensation for the thirteen weeks ended December 28, 2014 is approximately $0.4 million which represents RSUs to be delivered at a future date in connection with the realignment.  We will continue to evaluate our cost structure and it is possible that additional costs may be incurred in future periods.

Goodwill Impairment

Our annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when we determine that events or changes in circumstances exist that would more likely than not reduce the fair value of our goodwill below its carrying value.  During the thirteen weeks ended September 28, 2014, due to a continued decline in the market price of our stock and revisions in expected operating performance, we have determined that such events and circumstances exist, which would require an interim evaluation of goodwill for impairment.  As a result of these developments, we have begun the process of performing an interim impairment test, which commenced during the third quarter of fiscal 2015, and is expected to be completed during the fourth quarter of fiscal 2015.  Upon completion of this analysis, a determination may be made that some or all of our goodwill is impaired.  An impairment would result in a non-cash charge to income and would not impact our debt covenant compliance calculations in future periods.

There were no goodwill or intangible asset impairments recorded in the thirteen and thirty-nine weeks ended December 28, 2014 and December 29, 2013. As of December 28, 2014, the carrying value of goodwill was $95.4 million.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	December 28,		December 29,		December 28,		December 29,
	2014		2013		2014		2013

	(dollars in thousands)
Net sales	$206,219	100.0%	$205,731	100.0%	$598,466	100.0%	$575,724	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	141,357	68.5	140,103	68.1	412,905	69.0	389,326	67.6
Gross profit	64,862	31.5	65,628	31.9	185,561	31.0	186,398	32.4

Direct store expenses	48,516	23.5	49,449	24.0	144,094	24.1	139,051	24.2
General and administrative expenses	19,503	9.5	16,582	8.1	52,525	8.8	65,591	11.4
Store opening costs	1,380	0.7	2,140	1.0	5,742	1.0	9,037	1.6
Production center start-up costs	1,316	0.6	1,367	0.7	4,486	0.7	3,208	0.6
Loss from operations	(5,853)	(2.8)	(3,910)	(1.9)	(21,286)	(3.6)	(30,489)	(5.3)

Gain on storm-related insurance recoveries (a)	—	—	3,089	1.5	—	—	3,089	0.5
Interest expense, net	(4,807)	(2.3)	(5,061)	(2.5)	(14,418)	(2.4)	(15,445)	(2.7)
Loss before income taxes	(10,660)	(5.2)	(5,882)	(2.9)	(35,704)	(6.0)	(42,845)	(7.4)

Income tax provision	(400)	(0.2)	(25,386)	(12.3)	(2,285)	(0.4)	(28,593)	(5.0)
Net loss	$(11,060)	(5.4)%	$(31,268)	(15.2)%	$(37,989)	(6.3)%	$(71,438)	(12.4)%

(a)

In December 2013, we and our insurers settled the remaining insurance claims related to Hurricane Sandy and received final payments totaling $4.4 million, bringing total insurance receipts to $18.7 million.  At the time of claim settlement, we had an insurance receivable of $1.3 million.  The settlement resulted in a $3.1 million gain.

Thirteen Weeks Ended December 28, 2014 Compared With Thirteen Weeks Ended December 29, 2013

The overlap of Thanksgiving and Hanukah in the thirteen weeks ended December 29, 2013 may affect the comparability of the financial data for the thirteen week periods ended December 28, 2014 and December 29, 2013.

Net Sales

We had net sales of $206.2 million in the thirteen weeks ended December 28, 2014,  an increase of $0.5 million, or 0.2%, from $205.7 million in the thirteen weeks ended December 29, 2013.      This increase was attributable to the one new store that we opened subsequent to December 29, 2013, partially offset by a decrease in comparable store sales and a decrease in sales at the store that opened during the thirteen weeks ended December 29, 2013 as a result of the higher than normal net sales in the first several weeks following the new store opening as a result of promotional activities.

Comparable store sales decreased 2.2% in the thirteen weeks ended December 28, 2014 compared to the thirteen weeks ended December 29, 2013, in part due to the decrease in sales at our Red Hook store, as a result of a competitive opening.  Customer transactions in our comparable stores decreased by 3.2%,  although the average transaction size at our comparable stores increased by 1.0%.    Excluding Red Hook from both periods, comparable store sales decreased 1.2% in the thirteen weeks ended December 28, 2014 compared to the thirteen weeks ended December 29, 2013.

Gross Profit

Gross profit was $64.9 million for the thirteen weeks ended December 28, 2014 compared to $65.6 million for the thirteen weeks ended December 29, 2013.  Our gross margin decreased  approximately 40 basis points to 31.5% for the thirteen weeks ended December 28, 2014 from 31.9% for the thirteen weeks ended December 29, 2013.  The decrease in gross margin is due to higher occupancy costs as a percentage of sales at new locations as well as increased occupancy costs at several locations open in both periods.

Gross profit in the thirteen weeks ended December 28, 2014 included a $0.4 million recovery in respect of costs incurred by the Company during the second quarter of fiscal 2015 due to vendor non-performance; excluding the effect of this recovery, the gross profit for the thirteen weeks ended December 28, 2014 was $64.5 million and the gross margin was 31.3%.

Direct Store Expenses

Direct store expenses were $48.5 million in the thirteen weeks ended December 28, 2014,  a decrease of $0.9 million, or 1.9%, from $49.4 million for the thirteen weeks ended December 29, 2013.  The decrease in direct store expenses was primarily attributable to enhanced cost controls and improved labor productivity at existing stores.  Despite having one additional store in operation during the thirteen weeks ended December 28, 2014, our store labor expenses decreased $0.6 million and our other store operating expenses decreased $0.6 million,  compared to the thirteen weeks ended December 29, 2013.  The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $0.3 million to $6.3 million for the thirteen weeks ended December 28, 2014, compared to direct store depreciation expense for the thirteen weeks ended December 29, 2013 of $6.0 million.  The increase in direct store depreciation expense for the thirteen weeks ended December 28, 2014 compared with the thirteen weeks ended December 29, 2013 is attributable to the increase in the number of stores in operation during the period.

Direct store expenses, as a percentage of net sales, decreased approximately 50 basis points to 23.5% in the thirteen weeks ended December 28, 2014 from 24.0% in the thirteen weeks ended December 29, 2013.  Excluding depreciation and amortization, store expenses as a percentage of sales were 20.5% in the thirteen weeks ended December 28, 2014 compared to 21.1% in the thirteen weeks ended December 29, 2013.  The decrease in store expenses as a percentage of sales was primarily due to lower store operating expenses as a percentage of sales at our locations open during both periods, including the store that was opened during the thirteen weeks ended December 29, 2013, partially offset by higher direct store expenses as a percentage of sales at the store opened in the current year.

General and Administrative Expenses

General and administrative expenses were $19.5 million for the thirteen weeks ended December 28, 2014,  an increase of $2.9 million, or 17.6%, from $16.6 million for the thirteen weeks ended December 29, 2013. The increase in general and administrative expenses is primarily attributable to a $3.0 million severance expense, a $3.6 million equity compensation charge and $1.0 million in non-operating expenses and professional services in the thirteen weeks ended December 28, 2014, increases of $2.9 million, $0.7 million and $0.3 million, respectively, from the thirteen weeks ended December 29, 2013.  The increase in general and administrative expenses was partially offset by a $1.5 million foundation charge, $0.3 million of debt transaction fees, and $0.6 million in pre-opening advertising expenses which occurred in the thirteen weeks ended December 29, 2013, but not in the thirteen weeks ended December 28, 2014. The portion of depreciation and amortization included in general and administrative expenses was $1.0 million for the thirteen weeks ended December 28, 2014, a decrease of $0.1 million from $1.1 million for the thirteen weeks ended December 29, 2013. The Central Services component of general and administrative expenses increased $1.5 million in the thirteen weeks ended December 28, 2014 compared to the same period in the prior year.

General and administrative expenses, as a percentage of net sales, increased to 9.5% for the thirteen weeks ended December 28, 2014, from 8.1% for the thirteen weeks ended December 29, 2013 due primarily to the $3.0 million severance charge.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	December 28,		December 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
General and administrative expenses	$19,503	9.5%	$16,582	8.1%

Financing transaction expenses	—	—	(330)	(0.2)
Professional services	(656)	(0.3)	(610)	(0.3)
Severance	(2,960)	(1.4)	(19)	—
Non-operating expenses	(297)	(0.1)	(88)	—
Corporate depreciation and amortization	(980)	(0.5)	(1,052)	(0.5)
Equity compensation charge	(3,632)	(1.8)	(2,928)	(1.4)
Pre-opening advertising costs	(18)	—	(620)	(0.3)
Foundation funding	—	—	(1,500)	(0.7)
Central services	$10,960	5.3%	$9,435	4.6%

Store Opening Costs

Store opening costs were $1.4 million for the thirteen weeks ended December 28, 2014,  a decrease  of approximately $0.8 million, or 35.5%, from $2.1 million  for the thirteen weeks ended December 29, 2013.  Store opening costs for the thirteen weeks ended December 28, 2014 were incurred in connection with the store in TriBeCa which has not opened.  Store opening costs for the thirteen weeks ended December 29, 2013 consisted of approximately $0.2 million in connection with the store that opened in the Chelsea neighborhood of Manhattan in July 2013, $1.6 million in connection with the store we opened in Nanuet, New York in October 2013, and $0.4 million in connection with the store that opened in Lake Grove, New York in July 2014.  Approximately $1.1 million of store opening costs for the thirteen weeks ended December 28, 2014 did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.3 million for the thirteen weeks ended December 28, 2014,  a decrease of $0.1 million from $1.4 million for the thirteen weeks ended December 29, 2013.  Approximately $0.4 million of these costs for the thirteen weeks ended December 29, 2013 did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirteen weeks ended December 28, 2014, our operating loss was $5.9 million,  an increase of $1.9 million from a loss of $3.9 million for the thirteen weeks ended December 29, 2013.  The increase in the loss from operations was primarily attributable to an increase in general and administrative expenses, primarily due to higher severance and equity compensation expense, and lower gross profit, partially offset by a reduction in direct store expenses, store opening costs and production center start-up costs

Interest Expense

Interest expense decreased  5.0%, or $0.3 million, to $4.8 million for the thirteen weeks ended December 28, 2014, from $5.1 million for the thirteen weeks ended December 29, 2013, primarily due to capitalized interest of $0.2 million.  The cash portion of interest expense for each of the thirteen weeks ended December 28, 2014 and December 29, 2013 was $3.7 million.

Income Taxes

We recorded an income tax provision of $0.4 million in the thirteen weeks ended December 28, 2014 compared to a provision of $25.4 million in the thirteen weeks ended December 29, 2013.  Included in the income tax provision for the thirteen weeks ended December 29, 2013 was a charge related to the recording of a valuation allowance against deferred tax assets in the amount of $25.9 million.  We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.

Net Loss

Our net loss was $11.1 million for the thirteen weeks ended December 28, 2014, a decrease of $20.2 million, from a net loss of $31.3 million for the thirteen weeks ended December 29, 2013. The decrease in net loss was primarily attributable to the income tax provision of $25.4 million during the thirteen weeks ended December 29, 2013 as well as decreases in direct store expenses, store opening costs, production center start-up costs, and pre-opening advertising expenses, partially offset by increases in equity compensation expense, severance expense, and non-operating expenses and a decrease in gross profit.

Our adjusted net loss was $1.8 million for the thirteen weeks ended December 28, 2014, a decrease of 17.7% compared to an adjusted net loss of $2.2 million for the thirteen weeks ended December 29, 2013.  We define adjusted net loss as net loss plus any transaction expenses, non-cash charges, one-time charges and non-operating expenses which we believe may distort period-to-period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	December 28,		December 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(11,060)	(5.4)%	$(31,268)	(15.2)%

Financing transaction expenses	—	—	330	0.2
Professional services	656	0.3	610	0.3
Severance	2,960	1.4	19	—
Non-operating expenses	297	0.1	88	—
Non-cash interest	1,282	0.6	1,269	0.6
Equity compensation charge	3,632	1.8	2,928	1.4
Income tax provision	400	0.2	25,386	12.3
Gain on storm-related insurance recovery	—	—	(3,089)	(1.5)
Foundation funding	—	—	1,500	0.7
Adjusted net loss	$(1,833)	(0.9)%	$(2,227)	(1.1)%

Thirty-Nine Weeks Ended December 28, 2014 Compared With Thirty-Nine Weeks Ended December 29, 2013

The comparability of the financial data for December 28, 2014 and December 29, 2013 may be affected by the fact that the Easter and Passover holidays occurred during the thirty-nine weeks ended December 28, 2014 but not during the thirty-nine weeks ended December 29, 2013 and the overlap of Thanksgiving and Hanukah in the thirty-nine weeks ended December 29, 2013.

Net Sales

We had net sales of $598.5 million in the thirty-nine weeks ended December 28, 2014,  an increase of $22.7 million, or 4.0%, from $575.7 million in the thirty-nine weeks ended December 29, 2013.  This increase was primarily attributable to net sales from the three stores which opened subsequent to March 31, 2013.  Net sales for the thirty-nine weeks ended December 29, 2013 were positively impacted by higher than normal sales at our Red Hook store following its re-opening on March 1, 2013 after being closed for 18 weeks due to damage sustained from Hurricane Sandy.

Comparable store sales decreased 2.6% in the thirty-nine weeks ended December 28, 2014 compared to the thirty-nine weeks ended December 29, 2013, in part due to the decrease in sales at our Red Hook store as a result of a recent competitive opening.  Customer transactions in our comparable stores decreased by 3.1%, although the average transaction size at our comparable stores increased by 0.5%.  Excluding Red Hook from both periods, comparable store sales decreased 1.6% in the thirty-nine weeks ended December 28, 2014 compared to the thirty-nine weeks ended December 29, 2013.

Gross Profit

Gross profit was $185.6 million for the thirty-nine weeks ended December 28, 2014 as compared to $186.4 million for the thirty-nine weeks ended December 29, 2013.  Our gross margin decreased approximately 140 basis points to 31.0% for the thirty-nine weeks ended December 28, 2014 from 32.4% for the thirty-nine weeks ended December 29, 2013.  The decrease in gross margin is due primarily to an approximate 90 basis points decrease in merchandise margins and an approximate 50 basis points increase in occupancy costs, as a percentage of sales.   The drop in merchandise margin is primarily due to higher shrink and targeted price reductions.  In addition, gross margin was adversely impacted by increased cost inflation across several of our perishable departments and a shift in store mix as a result of the suburban stores we opened subsequent to March 31, 2013.

Gross profit in the thirty-nine weeks ended December 28, 2014 included a $1.2 million benefit resulting from the accelerated recognition of a deferred vendor discount due to the early termination of the related vendor contract due to vendor non-performance.  Excluding the effect of this discount, the gross profit for the thirty-nine weeks ended December 28, 2014 was $184.4 million and the gross margin was 30.8%.

Direct Store Expenses

Direct store expenses were $144.1 million in the thirty-nine weeks ended December 28, 2014,  an increase of $5.0 million, or 3.6%, from $139.1 million for the thirty-nine weeks ended December 29, 2013.  The increase in direct store expenses was attributable, in large part, to the three new stores we opened subsequent to March 31, 2013, two of which were only in operation for part of the thirty-nine weeks ended December 29, 2013, and the third which was opened during the thirty-nine weeks ended December 28, 2014.  With more stores in operation during the thirty-nine weeks ended December 28, 2014, our store labor expenses increased $1.2 million and our other store operating expenses increased $2.1 million compared to the thirty-nine weeks ended December 29, 2013.  The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $1.7 million to $18.5 million for the thirty-nine weeks ended December 28, 2014, compared to direct store depreciation expense for the thirty-nine weeks ended December 29, 2013 of $16.8 million.  The increase in direct store depreciation expense for the thirty-nine weeks ended December 28, 2014 compared with the thirty-nine weeks ended December 29, 2013 is attributable to the increase in the number of stores.

Direct store expenses, as a percentage of net sales, decreased approximately 10 basis points to 24.1% in the thirty-nine weeks ended December 28, 2014 from 24.2% in the thirty-nine weeks ended December 29, 2013. The decrease in store expenses as a percentage of sales was primarily due to enhanced cost controls and increased labor productivity partially offset by higher depreciation and amortization expenses.  Excluding depreciation and amortization, store expenses, as a percentage of sales was 21.0% in the thirty-nine weeks ended December 28, 2014 compared to 21.2% in the thirty-nine weeks ended December 29, 2013.

General and Administrative Expenses

General and administrative expenses were $52.5 million for the thirty-nine weeks ended December 28, 2014, a decrease of $13.1 million, or 19.9%, from $65.6 million for the thirty-nine weeks ended December 29, 2013. The decrease in general and administrative expenses is primarily attributable to $18.1 million of expenses incurred in the thirty-nine weeks ended December 29, 2013 related to our IPO, including $9.2 million to terminate the management agreement upon consummation of the IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of the IPO and $0.8 million of other IPO related expenses, the elimination of management fees paid to an affiliate of Sterling, which was $0.9 million in the thirty-nine weeks ended December 29, 2013 and a reduction in pre-opening advertising, professional services and non-operating expenses of $1.7 million, collectively.  In addition, during the thirty-nine weeks ended December 29, 2013 the Company incurred charges of $1.5 million in connection with the funding of our Foundation and a $0.3 million financing transaction related expense, which did not occur in the thirty-nine weeks ended December 28, 2014.  These items were partially offset by $4.6 million of severance expense and $10.6 million of equity compensation expense in the thirty-nine weeks ended December 28, 2014, increases of $4.3 million and $2.9 million, respectively, from the thirty-nine weeks ended December 29, 2013. The portion of depreciation and amortization included in general and administrative expenses was $3.0 million for the thirty-nine weeks ended December 28, 2014, a decrease of $0.2 million from $3.2 million for the thirty-nine weeks ended December 29, 2013.  The Central Services component of general and administrative expenses increased $2.4 million to $30.5 million in the thirty-nine weeks ended December 28, 2014 compared to $28.1 million in the same period of the prior year.

General and administrative expenses, as a percentage of net sales, decreased to 8.8% for the thirty-nine weeks ended December 28, 2014, from 11.4% for the thirty-nine weeks ended December 29, 2013.  Excluding fees and expenses related to the IPO and management fees, which terminated in connection with the IPO, general and administrative expenses, as a percentage of net sales, increased approximately 70 basis points to 8.8% for the thirty-nine weeks ended December 28, 2014 from 8.1% for the thirty-nine weeks ended December 29, 2013.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirty-Nine Weeks Ended
	December 28,		December 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
General and administrative expenses	$52,525	8.8%	$65,591	11.4%

Management agreement termination	—	—	(9,200)	(1.6)
Contractual IPO bonuses	—	—	(8,105)	(1.4)
Other IPO-related expenses	—	—	(795)	(0.1)
IPO transaction expenses	—	—	(18,100)	(3.1)

Management fees	—	—	(877)	(0.2)
Financing transaction expenses	—	—	(330)	(0.1)
Professional services	(2,175)	(0.4)	(2,080)	(0.4)
Severance	(4,596)	(0.8)	(268)	—
Non-operating expenses	(328)	(0.1)	(709)	(0.1)
Corporate depreciation and amortization	(2,997)	(0.5)	(3,219)	(0.6)
Equity compensation charge	(10,644)	(1.8)	(7,752)	(1.3)
Pre-opening advertising costs	(1,261)	(0.2)	(2,638)	(0.5)
Foundation funding	—	—	(1,500)	(0.3)
Central services	$30,524	5.1%	$28,118	4.9%

Store Opening Costs

Store opening costs were $5.7 million for the thirty-nine weeks ended December 28, 2014,  a decrease $3.3 million, or 36.5%, from $9.0 million for the thirty-nine weeks ended December 29, 2013.  Store opening costs for the thirty-nine weeks ended December 28, 2014 primarily consisted of $3.1 million in connection with the store we opened in Lake Grove, New York in July 2014 and $2.6 million in connection with the store in TriBeCa which has not opened.  Store opening costs for the thirty-nine weeks ended December 29, 2013 consisted of approximately $4.9 million in connection with the store that opened in the Chelsea neighborhood of Manhattan in July 2013, $3.7 million in connection with the store that opened in Nanuet, New York in October 2013 and $0.4 million in connection with the store that opened in Lake Grove, New York in July 2014.  Approximately $2.7 million and $1.3 million of store opening costs for the thirty-nine weeks ended December 28, 2014 and December 29, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunt’s Point area of the Bronx were $4.5 million for the thirty-nine weeks ended December 28, 2014,  an increase $1.3 million from $3.2 million for the thirty-nine weeks ended December 29, 2013.  Approximately $0.5 million and $0.9 million of these costs for the thirty-nine weeks ended December 28, 2014 and December 29, 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirty-nine weeks ended December 28, 2014, our operating loss was $21.3 million, a decrease of $9.2 million  from a loss from operations of $30.5 million for the thirty-nine weeks ended December 29, 2013.  The decrease in the loss from operations was primarily attributable to the $18.1 million of IPO-related expenses incurred during the thirty-nine weeks ended December 29, 2013, the elimination of management fees and lower store-opening costs, non-operating expenses and pre-opening advertising.  The thirty-nine weeks ended December 29, 2013 also include a $1.5 million charge in connection with the funding of our Foundation, which did not recur in the thirty-nine weeks ended December 28, 2014.  These items were partially offset by increases in direct store expenses, equity compensation expenses, production center start-up costs and severance expenses.

Excluding fees and expenses related to the IPO and management fees which terminated upon consummation of the IPO, our loss from operations increased $9.8 million to $21.3 million in the thirty-nine weeks ended December 28, 2014 from a loss from operations of $11.5 million in the thirty-nine weeks ended December 29, 2013.

Interest Expense

Interest expense decreased  $1.0 million, or 6.6%, to $14.4 million for the thirty-nine weeks ended December 28, 2014, from $15.4 million for the thirty-nine weeks ended December 29, 2013, primarily due to the May 2013 amendment to our existing senior credit facility that lowered our interest rates, partially offset by an increase in the amortization of deferred financing fees and original issue discount.  The cash portion of interest expense for the thirty-nine weeks ended December 28, 2014 and December 29, 2013 was $11.2 million and $11.6 million, respectively.

Income Taxes

We recorded an income tax provision of $2.3 million in the thirty-nine weeks ended December 28, 2014 compared to a provision of $28.6 million in the thirty-nine weeks ended December 29, 2013.  Included in the income tax provision for the thirty-nine weeks ended December 29, 2013 was a charge related to the recording of a valuation allowance against deferred tax assets in the amount of $25.9 million.  We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.

Net Loss

Our net loss was $38.0 million for the thirty-nine weeks ended December 28, 2014,  a decrease of $33.4 million, or 46.8%, from a net loss of $71.4 million for the thirty-nine weeks ended December 29, 2013. The decrease in net loss was primarily attributable to the $18.1 million of IPO-related expenses and $28.6 million of income tax provision during the thirty-nine weeks ended December 29, 2013.

Our adjusted net loss was $14.1 million for the thirty-nine weeks ended December 28, 2014, an increase of $3.5 million, from an adjusted net loss of $10.6 million for the thirty-nine weeks ended December 29, 2013.  We define adjusted net loss as net loss plus any transaction expenses, expenses that did not continue after the IPO, non-cash charges, one-time charges and non-operating expenses which we believe may distort period to period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirty-Nine Weeks Ended
	December 28,		December 29,
	2014		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
Net loss	$(37,989)	(6.6)%	$(71,438)	(12.4)%

Management agreement termination	—	—	9,200	1.6
Contractual IPO bonuses	—	—	8,105	1.4
Other IPO-related expenses	—	—	795	0.1
IPO transaction expenses	—	—	18,100	3.1

Management fees	—	—	877	0.2
Financing transaction expenses	—	—	330	0.1
Professional services	2,175	0.4	2,080	0.4
Severance	4,596	0.8	268	—
Non-operating expenses	328	0.1	709	0.1
Non-cash interest	3,837	0.7	3,735	0.6
Equity compensation charge	10,644	1.8	7,752	1.3
Income tax (benefit) provision	2,285	0.4	28,593	5.0
Gain on storm-related insurance recovery	—	—	(3,089)	(0.5)
Foundation funding	—	—	1,500	0.3
Adjusted net loss	$(14,124)	(2.5)%	$(10,583)	(1.8)%

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our 2013 Senior Credit Facility and, in the past fiscal year, proceeds from our IPO. Our primary uses of cash are purchases of merchandise inventories, operating expenses, capital expenditures, primarily for opening new stores and infrastructure, and debt service. We believe that our cash on hand and the cash generated from operations, together with the borrowing availability under our 2013 Senior Credit Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made and expenses incurred in connection with opening new stores. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of our debt. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At December 28, 2014,  we had $39.7 million in cash and cash equivalents and $11.9 million in borrowing availability pursuant to our 2013 Senior Credit Facility.  Subsequent to December 28, 2014, additional letters of credit were issued totaling $4.8 million, collectively, reducing our borrowing availability under the 2013 Senior Credit Facility to $7.1 million.

As of December 28, 2014, we were in compliance with all debt covenants.  Because our recent operating performance has been below our expectations at the time that the financial covenants in our 2013 Senior Credit Facility were established, if our financial performance does not continue to improve it is possible that we will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months.  We have the ability to exercise equity cure rights, which allows us to issue additional equity and treat the proceeds as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt and the equity cure an only be used twice within a four quarter period and only four times during the term of the loan.  In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility immediately due and payable.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	December 28,	December 29,
	2014	2013

	(in thousands)
Net cash provided by (used in) operating activities	$12,843	$(11,477)
Net cash used in investing activities	(30,261)	(31,967)
Net cash (used in) provided by financing activities	(1,635)	76,023
Net (decrease) increase in cash and cash equivalents	$(19,053)	$32,579

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation and changes in deferred income taxes and the effect of working capital changes.

We had cash provided by operating activities of $12.8 million during the thirty-nine weeks ended December 28, 2014, while operating activities used $11.5 million of cash during the thirty-nine weeks ended December 29, 2013. The increase in cash provided by operating activities is primarily related to the non-recurring costs of $18.1 million associated with our IPO in the thirty-nine weeks ended December 29, 2013, and decreased working capital needs.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $28.7 million in the thirty-nine weeks ended December 28, 2014, of which $11.0 million was in connection with the store we opened in Lake Grove, New York in July 2014, $12.8 million was in connection with our new production facility, and $1.3 million was in connection with the store in the TriBeCa neighborhood of New York City, which has not yet opened.  The remaining approximately $3.6 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.  In addition, we acquired a liquor license for a total cost of approximately $1.6 million during the thirty-nine weeks ended December 28, 2014, which allowed us to open our fourth Wine & Spirits location in Paramus, New Jersey.

We received $4.4 million of insurance proceeds and made capital expenditures of $36.4 million in the thirty-nine weeks ended December 29, 2013, of which $10.9 million was in connection with the store we opened in the Chelsea neighborhood of Manhattan in July 2013, $13.9 million was in connection with the store we opened in Nanuet, NY in October 2013, $3.5 million was in connection with our new production facility and $1.0 million was in connection with the store we opened in Lake Grove, NY in mid-calendar 2014.  The remaining approximately $7.1 million of capital expenditures includes $1.2 million related to re-opening our Red Hook store and $5.9 million for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $7 million to $10 million on capital expenditures during the remainder of fiscal 2015, primarily related to our new central production facility, the new store in the TriBeCa neighborhood of Manhattan and equipment upgrades and enhancements at existing stores.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Thirty-Nine Weeks Ended
	December 28,	December 29,
	2014	2013

	(in thousands)
Payments on long-term debt	$(1,375)	$(2,063)
Cash settlement of vested equity awards	(260)	—
Proceeds from issuance of common stock	—	158,821
Cash dividends on preferred stock	—	(76,818)
Issuance costs for debt repricing	—	(3,917)
Net cash (used in) provided by financing activities	$(1,635)	$76,023

Net cash used in financing activities during the thirty-nine weeks ended December 28, 2014 was $1.6 million, consisting primarily of principal payments on our outstanding debt.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of December 28, 2014, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended December 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February and March 2014, three purported class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers, certain of our directors and the underwriters for our initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for our initial public offering and in subsequent communications regarding our business and financial results. On September 5, 2014, we and the other defendants moved to dismiss the amended class action complaint.  On January 20, 2015, the Magistrate appointed by the district judge to whom the case was assigned to review the motions and make a recommendation to the judge recommended that the Company’s and the other defendants’ motion to dismiss be denied.

In April 2014, a purported stockholder derivative action was filed against certain of our directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, we and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, we and the other defendants moved to dismiss the amended derivative complaint.  On November 10, 2014, the court granted the Company’s and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware.  The plaintiffs have appealed this decision.    While we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From March 31, 2014 through December 28, 2014, we issued to certain of our non-employee directors 74,601 restricted stock units in payment of their cash compensation for the three calendar quarters ended June 30, 2014, September 30, 2014 and December 31, 2014; 142,434 restricted stock units to a former employee director in respect of a portion of his cash compensation for the three calendar quarters ended March 31, 2014,  June 30, 2014, September 30, 2014 and the period from October 1, 2014 to November 14, 2014, pursuant to his employment agreement, and granted to our officers, directors and employees an aggregate of 928,365 restricted stock units to be settled in shares of our Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 45 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ John E. Murphy
John E. Murphy
Chief Executive Officer

Date: February 5, 2015

By:	/s/ Edward C. Arditte
Edward C. Arditte
Co-President and Chief Financial Officer

Date: February 5, 2015

By:	/s/ Linda M. Siluk
Linda M. Siluk
Vice President - Finance & Chief Accounting Officer

Date: February 5, 2015

Exhibit Index

Exhibit Number		Description

10.1	*

Separation Agreement, dated as of December 8, 2014, by and between the Fairway Group Holdings Corp. and Howard Glickberg (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 10, 2014).

10.2	*

Employment Agreement dated as of November 2, 2014, by and between Fairway Group Holdings Corp. and Dorothy M. Carlow (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 21, 2014).

10.3	*

Employment Agreement dated as of September 18, 2014, by and between Fairway Group Holdings Corp. and John E. Murphy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

10.4	*

Amended and Restated Employment Agreement dated as of February 5, 2014, by and between Fairway Group Holdings Corp. and Edward C. Arditte (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

10.5	*

Amended and Restated Employment Agreement dated as of February 5, 2014, by and between Fairway Group Holdings Corp. and William Sanford (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

10.6	*

Amended and Restated Employment Agreement dated as of February 5, 2014, by and between Fairway Group Holdings Corp. and Kevin McDonnell (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

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

*Denotes a management contract.

#This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.