Form 10-K
period 2015-03-29
Fairway Group Holdings Corp
filed 2015-05-26
CIK 1555492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 26, 2014, the last business day of the registrant’s most recently completed second quarter, was $78,046,913 based upon the closing price of $3.72 reported for such date on the NASDAQ Global Market.

As of May 15, 2015, the registrant had 29,596,880 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2015 (hereinafter referred to as the Proxy Statement) are incorporated by reference into Part III of this report.

Fairway Group Holdings Corp.

FORM 10-K For the Fiscal Year Ended March 29, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to increase sales and same store sales;
•	our ability to maintain or improve our operating margins;
•	our ability to compete effectively with other retailers;
•	our ability to maintain price competitiveness;
•	ongoing economic uncertainty;
•	negative effects to our reputation from real or perceived quality or health issues with our food products;
•	our ability to achieve the anticipated benefits of our centralized production facility;
•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;
•	ordering errors or product supply disruptions in the delivery of perishable products;
•	our ability to open new stores on a timely basis or at all;
•	our ability to achieve sustained sales and profitable operating margins at new stores;
•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•	the availability of financing to pursue our new store openings on satisfactory terms or at all;
•	the failure of our information technology or administrative systems to perform as anticipated;
•	data security breaches and the release of confidential customer or employee information;
•	our ability to retain and attract senior management, key employees and qualified store-level employees;
•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;
•	the geographic concentration of our stores;
•	our history of net losses;
•	additional indebtedness incurred in the future;
•	our high level of fixed lease obligations;
•	restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;
•	our ability to protect or maintain our intellectual property;
•	changes in law;
•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;
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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. Although we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years in this report by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2010” refers to our fiscal year ended March 28, 2010, “fiscal 2011” refers to our fiscal year ended April 3, 2011, “fiscal 2012” refers to our fiscal year ended April 1, 2012, “fiscal 2013” refers to our fiscal year ended March 31, 2013, “fiscal 2014” refers to our fiscal year ended March 30, 2014 and “fiscal 2015” refers to our fiscal year ended March 29, 2015.

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

Our Company

Fairway Market is a growth-oriented food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, which we estimate is the largest food retail market in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural/ specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 15 locations in the Greater New York City metropolitan area, four of which include Fairway Wines & Spirits locations. Fourteen of the stores were open prior to the beginning of fiscal 2015 and one store was opened during fiscal 2015.   Seven of our food stores, which we refer to as our “urban stores,” are located in New York City, and the remainder, which we refer to as our “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut.

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

In April 2013, we completed an initial public offering (“IPO”) of our Class A common stock.  As of May 15, 2015, Sterling Investment Partners, who acquired 80.1% of Fairway in 2007, owned approximately 48.5% of our outstanding common stock and approximately 80.9% of the voting power of our outstanding common stock.

Our Competitive Strengths

We believe the following strengths contribute to our success as a premier destination food retailer and position us for sustainable growth:

Iconic brand. We believe our Fairway brand has a well established reputation for delivering high-quality, value-priced fresh, specialty and conventional groceries. Fairway has served millions of passionate customers in the Greater New York City metropolitan area for more than 75 years. We recorded approximately 19.5 million customer transactions in fiscal 2015, compared to 19.0 million customer transactions in fiscal 2014, and believe the Fairway brand is widely recognized throughout the Greater New York City metropolitan area. We believe the strength of the Fairway brand enhances our ability to: (i) attract a broad demographic of customers from a wider geographic radius than a conventional supermarket; (ii) source hard-to-find, unique gourmet and specialty foods; (iii) build a trusted connection with our customers that results in a high degree of loyalty; (iv) attract and retain highly talented employees; and (v) secure attractive real estate locations.

Destination food shopping experience “Like No Other Market”. We provide our customers a differentiated one-stop shopping experience by offering a unique mix of product breadth, quality and value in a visually appealing in-store environment. Fairway creates a fun and engaging atmosphere in which customers select from an abundance of fresh foods and other high-quality products while interacting with our attentive and knowledgeable employees throughout the store. When customers enter a Fairway, they are immediately greeted by our signature displays of fresh produce. As they continue through the store, customers will find a “specialty shop” orientation designed to recreate the best features of local specialty markets, such as a gourmet cheese purveyor, full service butcher shop, seafood market and bakery, all in one location. Our stores provide a sensory experience, including aromas of freshly roasted coffee and freshly baked bread, an array of vibrant colors across our produce displays, cheese experts describing selections of our over 600 artisanal cheeses, samples of our approximately 150 varieties of olive oil and free tastings of our delicious prepared foods. Our stores feature whimsical and informative signs designed to educate customers about the quality, origin and characteristics of our products, and offer tips and suggestions on food preparation and pairings. We encourage a high level of interaction among our employees and customers, which results in a more informed, engaged and satisfied customer. We believe the distinctive Fairway food shopping experience drives loyalty, referrals and repeat business.

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

Highly productive stores. We believe our stores are generally among the most productive in the industry in net sales per store and net sales per square foot. During fiscal 2015, for food stores open more than 14 full months, our net sales per store and net sales per selling square foot averaged $54.1 million and $1,604, respectively. Our highly productive stores have the following key characteristics:

•High-volume one-stop shopping destination. Our distinctive merchandising strategy, differentiated shopping experience and iconic brand drive strong customer traffic to our stores. Our high volumes result in operating efficiencies that provide us with a greater ability to offer competitive prices while maintaining or improving our operating margins. In addition, our strong per store volumes generate high inventory turnover, which enables us to maintain a fresher selection of quality perishables than most of our competitors, in turn helping to drive customer traffic and sales.

•Attractive product mix. Our broad assortment of high-quality fresh, natural and organic products and prepared foods, which account for approximately 65% of our sales, specialty items, which account for approximately 7% of our sales and Fairway-branded products, which account for approximately 10% of our sales, enhance gross margins and store productivity.

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

•Merchandising flexibility. We generally enable our merchandising teams to control our on-shelf product selection and positioning, rather than permitting vendors to do so through slotting fees. This permits us to offer the products customers want most and provides us with the flexibility to expand or contract our product offerings as demand warrants.

Proven ability to open new stores. Since March 2009, we have successfully opened 11 new food stores, four of which include Fairway Wines & Spirits locations, more than tripling our store base. We leverage our corporate infrastructure to open in desirable locations using a disciplined approach to new store site selection. We benefit from economies of scale and expect to enhance our operating efficiency as we expand our store footprint, further reinforcing our competitive position and ability to grow our sales profitably.

Our Strategy

Improve our operating margins. We intend to improve our operating margins by the following key initiatives:

•Continue implementing our operating initiatives. We will continue to focus on: (i) price optimization, where we refine the pricing and balance of our promotional activities across our mix of higher-margin perishable items and everyday value oriented conventional grocery items; (ii) labor productivity; (iii) supply chain management; (iv) business process improvement; and (v) shrink reduction.

•Leverage our scalable infrastructure.  We have made significant investments in management, information technology systems, infrastructure, compliance and marketing to enable us to pursue our growth plans. We have upgraded our systems and enhanced our new store development and training processes. We have built a new centralized production facility which we believe will enable us to effectively manage our growing number of stores, improve labor productivity and reduce shrink throughout our operations. We believe we can leverage these investments to improve our operating margins as we grow our store base.

Capitalize on consumer trends. We believe that our differentiated format positions us to capitalize on evolving consumer preferences and other key trends currently shaping the food retail industry, which include:

•Increasing consumer focus on fresh foods and healthy eating. Fairway’s merchandise mix, a combination of high-quality fresh and prepared foods and a  broad array of specialty items appeals to customers seeking fresher and healthier eating choices. We offer a large variety of high-quality natural and organic foods at prices that are typically lower than natural/specialty food stores.

•Increasing focus on the customer shopping experience. Fairway’s merchandise breadth, quality and value, market-style store layout and personalized customer service cater to shoppers looking for a differentiated shopping experience.  Our “one-stop, full-shop” hybrid format provides our customers with the convenience to complete their shopping basket without making multiple trips.

•Increasing consumer interest in private label product offerings. Fairway’s branded-products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers. In product lines where we offer a Fairway-branded alternative, it is typically the store’s top seller in the category. We will continue to expand our Fairway-branded product portfolio, selectively offering new high-quality specialty alternatives designed to strengthen our relationship with our customers.

Open stores in the Greater New York City metropolitan area. We operate in the Greater New York City metropolitan area, which we estimate is the largest food retail market in the United States. Although we have significantly grown our sales in the Greater New York City metropolitan area, we believe our existing market presents a significant opportunity for our near-term growth.

Beginning in calendar 2016, we intend to open one to two stores per year.  Our current outlook is based on our near-term focus on improving operations at our existing stores, as well as balancing our real estate pipeline with our desire to ensure that we have adequate capital resources to fund this expansion.

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

Produce. When customers walk into a Fairway, they are immediately greeted by our signature displays of fresh produce. We also offer our shoppers a wide assortment of organic fruits and vegetables. Fairway sources fruits and vegetables directly from the growers, who deliver their produce to our stores directly from the fields, groves, orchards and hothouses daily. We believe this makes Fairway’s fruits and vegetables days fresher than produce at other stores.

Natural and organic. Fairway offers a large variety of high-quality natural and organic foods at prices that are typically lower than natural / specialty food stores and that appeal to customers seeking healthier eating choices. Our extensive natural and organic product categories include: fruits and vegetables, natural and fresh juices, organic beef and organic chicken, fresh organic peanut butter and almond butter, fresh roasted coffees and loose teas, dried fruits and nuts, full assortment of natural and organic groceries, cold cuts and cheeses, breads, supplements (homeopathy, vitamins, herbs), nutritional bars and protein powders, health and beauty aids, dairy, including Fairway-branded organic milk, eggs, including Fairway-branded organic eggs, vegetarian dairy alternatives, frozen foods, extensive gluten-free selections, baby food and baby care items and environmentally friendly cleaning products.

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

Specialty. Our specialty offerings provide shoppers with hard-to-find specialty and gourmet items sourced from around the world.  As an example, we carry over 100 varieties of specialty olive oil, including numerous imported unfiltered olive oils, and offer all-day, every day tasting of olive oils in each of our stores.

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

Seafood. We receive the majority of our fish whole and fillet them in our stores, reminiscent of the way fish was sold from an outdoor fresh market or an old-time fish market. We typically offer 50 to 70 different selections of fresh fish and seafood in each store every day. We employ high freshness, taste and safety standards in selecting our seafood.

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

Fairway-branded products

Fairway’s branded products represent a high-quality, value-oriented specialty alternative unlike the more typical generic, low-cost option presented by conventional food retailers. Our Fairway-branded products are designed to strengthen our relationship with our customers through high-quality gourmet offerings. We display our own brands prominently in our stores, and in product lines where we offer a Fairway-branded alternative it is typically among the store’s top sellers in the category. In fiscal 2015, our portfolio of Fairway-branded items, including prepared foods, represented approximately 10% of our net sales compared to approximately 8% in fiscal 2014. We maintain direct relationships with numerous producers with whom we work to develop and provide our Fairway-branded product offerings. These include rare barrel olive oils from Spain, Italy, and France that are exclusive to Fairway. At our stores you will also find, among other items, Fairway golden honey, organic maple syrup, organic jams, chocolates, a wide selection of spices, olive, artichoke and sundried tomato pastes, pasta and pizza sauces and coffees from exotic coffee-growing regions.

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

Our Stores

Our stores are designed to recreate the best features of local specialty markets in one location. When customers enter a Fairway, they are immediately greeted by our signature displays of fresh produce. As they continue through the store, customers will find a market-style “specialty shop” orientation, with sections of each store devoted to categories such as our world class cheese department, full service butcher shop and seafood market that are designed to bring the best of traditional local merchants to our stores. Each individual department is run by an expert who can answer any customer questions and provide the level of service found in a specialty shop. Most stores also have an in-house production bakery, full kitchen and coffee roaster. Our stores typically include sit-down eating areas where food is prepared to order.

Our stores provide a sensory experience, including aromas of freshly roasted coffee and freshly baked bread, an array of vibrant colors across our produce displays, cheese experts describing selections of our over 600 artisanal cheeses, samples of our approximately 150 varieties of olive oil and free tastings of our delicious prepared foods. Fairway creates a fun and engaging atmosphere in which customers select from an abundance of fresh foods and other high-quality products while interacting with our attentive and knowledgeable employees throughout the store.

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

Our four Fairway Wines & Spirits locations offer a full assortment of wines and spirits at everyday low prices, and are designed with the same general themes of our food stores, emphasizing abundance, variety and hard to find products from around the world. We believe our Fairway Wines & Spirits locations complement our food stores and enhance the shopping experience we offer to consumers.

Store Growth and Site Selection

We employ a detailed, analytical process to identify new store locations. We target locations based on demographic characteristics, including income and education levels, drive times and population density, as well as other key characteristics including convenience for customers, visibility, access, signage, parking and availability of attractive lease terms. After we have identified a target site, our development group conducts a comprehensive site study and sales projection and develops construction and operating cost estimates. Although we have a prototypical layout we prefer, our first priority is the quality of the location, and we will creatively work to fit our departments into any potential layout and size.  We expect our new stores will be built with smaller footprints than our existing stores, which will reduce the capital requirements and enhance the customer experience by making the stores easier to shop.

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

Marketing and Advertising

We employ various advertising and promotional strategies to reinforce the quality, value and appeal of our products and services. We promote these core values by connecting and engaging with our customers through social media websites, in addition to e-newsletters, and our company website.  We also use many of the traditional advertising vehicles including radio, newspaper and sponsorship.  Our stores spend most of their marketing budgets on in-store merchandising-related activities, including promotional signage and events such as taste fairs, classes, tours, cooking demonstrations and product samplings. We use in-store signage to highlight new products and any differentiated aspects of our products.

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

Our single largest third-party supplier in fiscal 2013, fiscal 2014 and fiscal 2015 (until it was replaced in December 2014 following its bankruptcy) was White Rose, Inc. (“White Rose”). Under our agreement with White Rose, we were obligated to purchase substantially all our requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products, which were available from White Rose, for our existing stores. In December 2014 we replaced White Rose with C&S Wholesale Grocery, Inc. (“C&S”) and C&S is now our largest supplier.  For fiscal 2013, fiscal 2014, and fiscal 2015, total purchases from White Rose and C&S accounted  for approximately 15%, 16% and 15% of our total purchases, respectively.  In addition, United Natural Foods, Inc. (“UNFI”), which is our primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 10% of our total purchases in fiscal 2015 and approximately 9% of our total purchases in each of fiscal 2013 and 2014. The use of White Rose, C&S and UNFI gives us purchasing power through the volume discounts they receive from manufacturers. See “Item 1A—Risk Factors—Risks Relating to Our Business—Disruption of significant supplier relationships could negatively affect our business.”

Employees

As of May 15, 2015, we had approximately 4,300 employees, of which approximately 900 are full-time employees and approximately 3,400 are part-time employees. Under our collective bargaining agreements, employees working 35 hours or less Monday through Friday are considered part-time employees, even if such employees also work during the weekend.

Approximately 16.7%  of our employees were not subject to a collective bargaining agreement as of May 15, 2015. With respect to our unionized employees, we have five collective bargaining agreements in effect.  Contracts covering 84.9%, 8.4%, 5.6% and 0.2% of our unionized employees expired  March 29, 2015, April 26, 2015, March 29, 2015 and February 28, 2015, respectively.  Fairway and one of the union locals, which represents 12 of the 15 food stores, reached agreement on a new collective bargaining agreement which was approved on May 21, 2015 with immediate effect.  Similar collective bargaining agreements are being finalized with the other union locals, which represent the remaining stores.  The parties have agreed to continue operating under the current contracts until new collective bargaining agreements are finalized.  All the new collective bargaining agreements are expected to have a three year term.    We have one collective bargaining agreement in effect covering 1.0% of our unionized employees which is scheduled to expire September 6, 2016.  We consider our employee relations to be good. We have never experienced a strike or significant work stoppage.

Information Technology

Our management information systems provide a full range of business process assistance and timely information to support our merchandising strategy, warehouse management, stores and operating and financial teams. We currently use a combination of off-the-shelf and custom software in our business.

We believe our current systems provide us with operational efficiencies, scalability, management control and timely reporting that allow us to identify and respond to merchandising, pricing, cost and operating trends in our business. We use a combination of internal and external resources and systems to support store point-of-sale, merchandise planning and buying, inventory management, financial reporting, customer contact and administrative functions.

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

Regulation

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, workplace safety, food safety, public health, community right-to-know and alcoholic beverage and tobacco sales. In particular, the states in which we operate and several local jurisdictions regulate the licensing of supermarkets and the sale of alcoholic beverages. Under current law we are only able to have one Fairway Wines & Spirits location in New York State, two locations in New Jersey and three locations in Connecticut, and accordingly will not be able to open another Fairway Wines & Spirits location in New York State or New Jersey and will only be able to open two additional Fairway Wines & Spirits locations in Connecticut. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, disabled access and work permit requirements. Our stores are subject to regular but unscheduled inspections. Certain of our parking lots and warehouses and our bakery either have only temporary certificates of occupancy or are awaiting a certificate of occupancy. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. We believe that we are in material compliance with such laws and regulations. See “Item 1A—Risk Factors—Risks Relating to Our Business—Various aspects of our business are subject to federal, state and local laws and regulations. Our compliance with these regulations may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.”

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

Risks Relating to Our Business

Our continued growth depends on new store openings and increasing same store sales, and our failure to achieve these goals could negatively impact our results of operations and financial condition.

Our growth strategy depends, in large part, on opening new stores and operating those stores successfully. Successful implementation of this strategy is dependent on finding suitable locations and negotiating acceptable lease terms for store sites, and we face competition from other retailers for such sites, and having available capital to finance the build-out, opening and initial operations of such stores. There can be no assurance that we will continue to grow through new store openings. We may not be able to open new stores timely or within budget or operate them successfully, and there can be no assurance that store opening costs for, net sales of, contribution margin of and average payback period on initial investment for new stores will conform to our operating model.  New stores, particularly those we open outside the Greater New York City metropolitan area, may not achieve sustained sales and operating levels consistent with our mature store base on a timely basis or at all. Lower contribution margins from new stores, along with the impact of related store opening and store management relocation costs, may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, we may not be able to successfully integrate those stores into our existing store base and those stores may not be as profitable as our existing stores.

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

•our openings of new stores that cannibalize sales in existing stores;

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

All of our existing stores are located in a concentrated market area in the Greater New York City metropolitan area and we expect that in the near term our new stores will also be located in this area. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. Consequently, our new stores will adversely impact sales at our existing stores in close proximity.

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

Part of our long-term growth strategy is to expand our stores into new markets outside the Greater New York City metropolitan area. We do not have experience opening and operating stores in other areas and there can be no assurance we can successfully open Fairway stores in other markets or that Fairway stores will be successful in other markets.

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

Economic uncertainty could negatively affect consumer confidence and discretionary spending. Our operating results may be materially affected by changes in economic conditions nationwide or in the regions in which we operate that impact consumer confidence and spending, including discretionary spending. This risk may be exacerbated if customers choose lower-cost alternatives to our product offerings in response to economic conditions. In particular, a decrease in discretionary spending could adversely impact sales of certain of our higher margin product offerings. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending or cause consumers to shift their spending to lower-priced competitors. In addition, inflation or deflation can impact our business. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result, our results of operations could be materially adversely affected.

The geographic concentration of our stores creates an exposure to the Greater New York City metropolitan area economy and any downturn in this region could materially adversely affect our financial condition and results of operations.

We reported net losses in fiscal 2013, fiscal 2014 and fiscal 2015, and we expect to incur net losses through at least fiscal 2020.

We reported a net loss of $62.9 million in fiscal 2013, $80.3 million in fiscal 2014 and $46.5 million in fiscal 2015, and we expect to incur net losses through at least fiscal 2020. Our net losses are primarily attributable to the costs associated with new store openings, increased production and corporate overhead and associated costs of capital, as well as in fiscal 2013 re-financing and pre-IPO related costs and a partial valuation allowance against our deferred tax asset, in fiscal 2014 expenses related to our IPO, compensation related charges due to equity incentive grants, the commencement of an organizational realignment to remove redundant costs and streamline parts of our business model to enhance overall productivity and a full valuation allowance against the remainder of our deferred tax asset, and in fiscal 2015 expenses related to our organizational realignment and declines in same store sales and gross margin.   For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, a new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Our growth strategy depends, in large part, on opening new stores and, as a result, our results of operations will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs.  Other factors that have affected and may in the future affect our results of operations include general economic conditions and changes in consumer behavior that can affect our sales, inflation and deflation trends, the extent of our infrastructure investments in the applicable period, the effectiveness of our price optimization and productivity initiatives, competitive developments and the extent of our debt service obligations. Although we believe that we will generate future taxable income sufficient to utilize all prior years’ net operating losses, we cannot assure you that we will not continue to incur net losses or if and when we will report net income. See Note 13 to our financial statements included elsewhere in this report for information about our net operating losses.

We will incur compensation related charges against our earnings due to equity incentive grants to our employees under our 2013 Long-Term Incentive Plan and our organizational realignment that we began in the fourth quarter of fiscal 2014.

During fiscal 2014 and 2015, we granted to our directors and employees an aggregate of 4,530,934 restricted stock units in respect of Class A common stock, or RSUs, and options to purchase 1,724,691 shares of Class A common stock. These RSUs and options will vest over specified periods of time, with accelerated vesting in certain circumstances. We recorded compensation expense for these grants of $10.8 million in fiscal 2014 and $12.8 million in fiscal 2015, and we estimate that we will record compensation expense associated with these grants, resulting in a reduction in net earnings, of approximately $10.0 million for fiscal 2016, approximately $3.5 million for fiscal 2017 and approximately $1.0 million for fiscal 2018, in each case net of tax, based on the stock price on the date of grant as it relates to RSUs and based on the fair value at the date of grant as it relates to options. We will from time to time in the future make additional restricted stock unit awards, option grants and restricted stock awards under our 2013 Long-Term Incentive Plan, which will result in additional compensation expense in future periods. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

In connection with our organizational realignment to remove redundant costs and streamline part of our business model to enhance overall productivity, we incurred charges, primarily severance costs, of approximately $3.3 million during the fourth quarter of fiscal 2014 and approximately  $6.5 million during fiscal 2015.

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

We have a significant focus on perishable products. Sales of perishable products accounted for approximately 65% of our net sales in fiscal 2015. We rely on various suppliers and vendors to provide and deliver our product inventory on a continuous basis. We could suffer significant perishable product inventory losses in the event of the loss of a major supplier or vendor, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. While we have implemented certain systems to ensure our ordering is in line with demand, we cannot assure you that our ordering systems will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results.

Disruption of significant supplier relationships could negatively affect our business.

Our single largest third-party supplier in fiscal 2013, fiscal 2014 and fiscal 2015 (until it was replaced in December 2014 following its bankruptcy) was White Rose.  Under our agreement with White Rose, we were obligated to purchase substantially all our requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products, which were available from White Rose, for our existing stores.  In December 2014, we replaced White Rose with C&S, and C&S is now our largest supplier, and under our agreement with C&S we are obligated to purchase substantially all our requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products that are available from C&S, for our existing stores.  Total purchases from White Rose and C&S during fiscal 2013, fiscal 2014, and fiscal 2015 accounted for approximately 15%, 16%, and 15% of our total purchases, respectively.  In addition, United Natural Foods, Inc. (“UNFI”), which is our primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 9% of our total purchases in each of fiscal 2013 and fiscal 2014 and 10% of our total purchases in fiscal 2015.   Due to this concentration of purchases from C&S and UNFI, the cancellation of our supply arrangement with either C&S or UNFI or the disruption, delay or inability of C&S or UNFI to deliver product to our stores may materially and adversely affect our operating results while we establish alternative distribution channels. We also depend on third-party suppliers for our private label products, and the cancellation of our supply arrangement with any of these suppliers or the disruption, delay or inability of these suppliers to provide our private label products, particularly private label organic products, could adversely affect our private label sales. If our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms.

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

If we experience a data security breach and confidential customer or employee information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.

We and our customers could suffer harm if customer or employee information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions require us to receive, transmit and store a large amount of personally identifiable and transaction related data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments. Additionally, if we suffer data breaches one or more of the credit card processing companies that we rely on may refuse to allow us to continue to participate in their network, which would limit our ability to accept credit cards at our stores and could adversely affect our business, results of operations, financial condition and cash flows.

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

Howard Glickberg, one of our directors and a former executive officer, owns a one-third interest in entities which lease to us the premises where a portion of our Broadway store is located, the premises where our Harlem store, Harlem bakery and Harlem warehouse are located and the premises where the parking lot for our Harlem store is located. The remainder of these entities is owned by Mr. Glickberg’s former business partners.  Mr. Glickberg also owns a one-sixth interest in the landlord for the premises where our Red Hook store is located. During fiscal 2013, fiscal 2014 and fiscal 2015, rental payments (excluding maintenance and taxes that we are obligated to pay) under the leases for the Harlem properties and portion of the Broadway store aggregated $4,433,500, $4,455,087 and $4,527,816 respectively, of which, based on his ownership and before giving effect to any expenses, Mr. Glickberg is entitled to $1,477,833, $1,485,029 and $1,509,272, respectively. During fiscal 2013, fiscal 2014 and fiscal 2015, rental payments (excluding maintenance and taxes that we are obligated to pay) under the lease for the Red Hook store aggregated $1,386,180, $1,421,151 and $2,833,727, respectively, of which, based on his ownership and before giving effect to any expenses, Mr. Glickberg is entitled to $231,030, $236,859 and $472,288, respectively.

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

Our success is substantially dependent on the continued service of our senior management and other key personnel. These executives are primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers and consumers. The loss of the services of any of these executives and other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. The loss of key employees could negatively affect our business.

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

Our largest operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs. As a result, we are exposed to risks associated with a competitive labor market and, more specifically, to any disruption of our unionized work force. As of May 15, 2015, approximately 83.3% of our employees were represented by unions and covered by collective bargaining agreements that are subject to periodic renegotiation. One of our current collective bargaining agreements expired in February 2015, two expired in March 2015 and one expired in April 2015.    Fairway and one of the union locals, which represents 12 of the 15 food stores, reached agreement on a new collective bargaining agreement which was approved on May 21, 2015 with immediate effect.  Similar collective bargaining agreements are being finalized with the other union locals, which represent the remaining stores.  The parties have agreed to continue operating under the current contracts until new collective bargaining agreements are finalized.  All the new collective bargaining agreements are expected to have a three year term.  One collective bargaining agreement expires in September 2016. We consider our employee relations to be good. We have never experienced a strike or significant work stoppage.

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

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and employees.  This suit alleges, among other things, that certain of our past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  In May 2015, the Company and plaintiffs agreed in principle to settle the matter without material financial consequence.

The cost of providing employee benefits continues to increase and is subject to factors outside of our control.

We provide health benefits to substantially all of our full-time employees and, under our collective bargaining agreements, contribute to the cost of health benefits provided through multi-employer plans. Even though employees generally pay a portion of the cost, our cost of providing these benefits has increased steadily over the last several years. We anticipate future increases in the cost of health benefits due to health care inflation and continued implementation of the federal healthcare reform legislation. We currently pay most of the healthcare insurance premiums for our unionized employees.  On March 29, 2015, we had approximately 3,700 unionized employees. We cannot at this time predict with certainty the continued financial impact of the Patient Protection and Affordable Care Act (PPACA), on our financial condition and results of operations.  If we are unable to control healthcare costs, we will experience increased operating costs, which may adversely affect our financial condition and results of operations.

We participate in one underfunded multiemployer pension plan on behalf of most of our union-affiliated employees, and we are required to make contributions to this plan under our collective bargaining agreement. This multiemployer pension plan is currently underfunded in part due to increases in the costs of benefits provided or paid under the plan as well as lower returns on plan assets. The unfunded liabilities of this plan may require increased future payments by us and other participating employers. As of December 31, 2014, this multiemployer plan was deemed by its plan actuary to be “endangered” because the plan is less than 80% funded. As a result, the plan has adopted a funding improvement plan to increase the plan’s funding percentage. In the future, our required contributions to this multiemployer plan could increase as a result of many factors, including the outcome of collective bargaining with the union, actions taken by trustees who manage the plan, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit the plan. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan. Increased pension costs may adversely affect our financial condition and results of operations. See Note 11 to our consolidated financial statements included elsewhere in this report.

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

In addition, our senior credit facility requires us to comply with a maximum total leverage ratio financial covenant.

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

As of March 29, 2015, we had gross total debt obligations of approximately $268.8 million  (not reduced by unamortized original issue discount of approximately $11.7 million on our senior debt). Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

Our growth strategy depends on the opening of new stores, which will require us to use cash generated by our operations and borrowings under our senior credit facility. However, we have limited availability under our existing senior credit facility and our ability to obtain additional indebtedness will depend on market conditions and continued improvement in our financial performance.  We cannot assure you that cash generated by our operations will be sufficient to allow us to open new stores.  If this cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced cash flow and we could be required to delay, significantly curtail or eliminate planned store openings, which could have a material adverse effect on our financial condition and future operating performance and the price of our Class A common stock.

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

In February and March 2014, three purported class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and directors and the underwriters for our initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for our initial public offering and in subsequent communications regarding our business and financial results. On September 5, 2014, we and the other defendants moved to dismiss the amended class action complaint.  On January 20, 2015, the Magistrate appointed by the district judge to whom the case was assigned to review the motions and make a recommendation to the judge recommended that our and the other defendants’ motion to dismiss be granted in part and denied in part.  We filed an objection to the Magistrate’s recommendation.  In March 2015, the district judge to whom the case was assigned notified the plaintiffs and defendants to refile the complaint and motion to dismiss in light of a recent decision of the Supreme Court.  All revised filings are required to be made by June 30, 2015.  Although we believe the claims are without merit and intend to defend this lawsuit vigorously, we cannot predict the outcome of this lawsuit. See “Item 3. Legal Proceedings.”

In April 2014, a purported stockholder derivative action was filed against certain of our current and former directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, we and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, we and the other defendants moved to dismiss the amended derivative complaint.  On November 10, 2014, the court granted our and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware.  The plaintiffs have appealed this decision.   A similar case was filed in the Delaware Chancery Court in February 2015, and we and the other defendants have moved to dismiss this case as well.  Although we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and employees.  This suit alleged, among other things, that certain of our past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  In May 2015, we agreed in principle with the plaintiffs to settle the matter without material financial consequence.

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

Many of our products include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Although commodity price inputs do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. Although we typically are able to mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

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

In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on the balance sheet. All of our existing stores are subject to leases, which have remaining terms of up to 25 years, and as of March 29, 2015, we had undiscounted operating lease commitments of approximately $780.7 million, scheduled through 2039, related primarily to our stores and our production center, which is in our possession but not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 8 to our consolidated financial statements included elsewhere in this report, but are not reflected as liabilities on our consolidated balance sheets. During fiscal 2015, our cash operating lease expense was approximately $34.6 million.

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

Our high level of fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under the leases, the lenders or owners of the stores may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder. Certain of our leases are with entities affiliated with one of our directors who formerly also was an executive officer.  See “—We lease certain of our stores and other properties from a related party”.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill. As of March 29, 2015, we had goodwill of approximately $95.4 million, which represented approximately 26.6% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis, on the first day of our fiscal fourth quarter (at the end of each fiscal year prior to fiscal 2014) or between annual tests if an event occurs or circumstances change that would  reduce the fair value of our reporting unit below its carrying amount. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this annual impairment analysis, there was no impairment of non-amortizable intangible assets, including goodwill, as of March 31, 2013, March 30, 2014 and March 29, 2015. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Goodwill and Other Intangible Assets.”

Our detailed impairment analysis involves the use of discounted cash flow models.  Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results.  Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates.  Our judgments are based on historical experience, current market trends and other information.  In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures.  Critical assumptions include projected comparable store sales growth, timing and number of new store openings, gross profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates and terminal growth rates.  We determine discount rates based on the weighted average cost of capital of a market participant.  Such estimates are derived from our analysis of peer companies and considers the industry weighted average return on debt and equity from a market participant perspective.  We also use comparable market earnings multiple data and our market capitalization in performing our reporting unit valuation.  Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.  We believe our assumptions are consistent with the plans and estimates used to manage the business; however, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.  See Note 1 to our financial statements appearing elsewhere in this report.

Risks Relating to Ownership of Our Class A Common Stock

We are controlled by investment funds managed by affiliates of Sterling Investment Partners, whose interests in our business may be different from yours.

Our Class B common stock has ten votes per share, and our Class A common stock, which is publicly traded, has one vote per share. At May 15, 2015 Sterling Investment Partners owned 8,182,679 shares of Class A common stock and 13,080,655 shares of Class B common stock representing approximately 48.5% of our outstanding common stock and approximately 80.9% of the voting power of our outstanding common stock. As such, Sterling Investment Partners has significant influence over our reporting and corporate management and affairs, and, because of the ten-to-one voting ratio between our Class B and Class A common stock, Sterling Investment Partners controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders. Sterling Investment Partners will, for so long as the shares of Class B common stock owned by it and its permitted transferees represent at least 5% of all outstanding shares of our Class A and Class B common stock, effectively control actions to be taken by us and our board of directors, including the election of directors, amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. These actions may be taken even if other stockholders oppose them. Sterling Investment Partners’ control may have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors has determined not to have an independent nominating function and has chosen to have the full board of directors be directly responsible for nominating members of our board. Accordingly, should the interests of Sterling Investment Partners, as our controlling stockholder, differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for publicly-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Conflicts of interest may arise because some of our directors are representatives of our controlling stockholders.

Messrs. Santoro and Barr, who are representatives of Sterling Investment Partners, serve on our board of directors, and Mr. Santoro serves as our Chairman. Sterling Investment Partners and affiliated funds may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Sterling Investment Partners and its affiliates, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (i) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (ii) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction or (iii) the transaction is otherwise fair to us. Under our amended and restated certificate of incorporation, representatives of Sterling Investment Partners are not required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacity as a director of ours.

Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.

The market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	variations in our operating results, or the operating results of our competitors;
•	actual or anticipated growth rates relative to our competitors;
•	changes in our financial guidance to investors and analysts or our failure to achieve such expectations;
•	delays in, or our failure to provide, financial guidance;
•	changes in securities analysts’ estimates of our financial performance or our failure to achieve such estimates;
•	announcements of new store openings or initiatives, commercial relationships, acquisitions or other events by us or our competitors;
•	failure of any of our initiatives to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of securities of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	sales of large blocks of our Class A common stock, including sales by Sterling Investment Partners or by our executive officers or directors;
•	additions or departures of any of our key personnel;
•	changes in accounting principles or methodologies;
•	economic, legal and regulatory factors unrelated to our performance;
•	changing legal or regulatory developments in the U.S.;
•	discussion of us or our stock price by the financial press and in online investor forums;
•	market rumors;
•	developments in the securities class action and stockholder derivative litigation pending against us; and
•	negative publicity about us in the media and online.

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

At May 15, 2015, 43,822,335 shares of our common stock were outstanding, substantially all of which are freely tradable. A large portion of our shares are held by Sterling Investment Partners, which has rights, subject to some conditions, to require us to file registration statements covering the shares they and certain of our other existing stockholders currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

 Also, in the future, we may issue shares of our Class A common stock in connection with investments or acquisitions or to finance our growth. The amount of shares of our Class A common stock issued for such purposes could constitute a material portion of our then-outstanding shares of common stock.

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

Factors associated with our industry, the operation of our business and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	our ability to increase sales and same store sales;
•	our ability to maintain or improve our operating margins;
•	our ability to compete effectively with other retailers;
•	our ability to maintain price competitiveness;
•	ongoing economic uncertainty;
•	negative effects to our reputation from real or perceived quality or health issues with our food products;
•	our ability to achieve the anticipated benefits of our centralized production facility;
•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;
•	ordering errors or product supply disruptions in the delivery of perishable products;
•	our ability to open new stores on a timely basis or at all;
•	our ability to achieve sustained sales and profitable operating margins at new stores;
•	the availability of financing to pursue our new store openings on satisfactory terms or at all;
•	the failure of our information technology or administrative systems to perform as anticipated;
•	data security breaches and the release of confidential customer or employee information;
•	our ability to retain and attract senior management, key employees and qualified store-level employees;
•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;
•	the geographic concentration of our stores;
•	our history of net losses;
•	additional indebtedness incurred in the future;
•	our high level of fixed lease obligations;
•	restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;
•	our ability to protect or maintain our intellectual property;
•	changes in law;
•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;
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

Operating as a public company has increased our general and administrative costs, and our management will be required to divert attention from operational and other business matters to devote substantial time to public company requirements.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

We currently operate 15 locations in New York, New Jersey and Connecticut, four of which include Fairway Wines & Spirits locations. We lease all of our locations, most of them pursuant to long-term leases with initial terms of at least 15 years and several five to 10 year renewal options. We believe our portfolio of long-term leases is a valuable asset supporting our retail operations. Information regarding our stores for which we have possession is as follows:

		Selling		Gross
Location	Date Opened	Square Footage (1)		Square Footage
Broadway (Manhattan), New York(2)	1933	21,731		59,468
Harlem (Manhattan), New York(3)	December 1995	25,853		52,005
Plainview, New York	May 2001	36,579		55,180
Red Hook (Brooklyn), New York(3)(4)	May 2006	38,977		75,814
Paramus, New Jersey	March 2009	32,643	(5)	50,307
Pelham Manor, New York	April 2010	49,963	(5)	75,310
Stamford, Connecticut	November 2010	48,691	(5)	86,062
Upper East Side (Manhattan), New York	July 2011	22,109		41,394
Douglaston, New York	November 2011	38,239		57,360
Woodland Park, New Jersey	June 2012	41,452	(5)	63,491
Westbury, New York	August 2012	44,640		68,357
Kips Bay (Manhattan), New York	December 2012	24,129		56,627
Chelsea (Manhattan), New York	July 2013	15,390		26,469
Nanuet, New York	October 2013	45,360		72,940
Lake Grove, New York	July 2014	39,920		54,324
TriBeCa (Manhattan), New York	TBD		(6)		(6)

(1)	Includes any outdoor produce areas, café and bakery areas, but excludes the square footage of the kitchen, bakery, meat department and produce coolers in our stores.
(2)

We lease a portion of this property from an entity in which Howard Glickberg, a director and former executive officer, owns an interest. See “Item 1A—Risk Factors—Risks Relating to Our Business—We lease certain of our stores and related properties from a related party.”

(3)

We lease this property from entities in which Howard Glickberg, a director and former executive officer, owns an interest. See “Item 1A—Risk Factors—Risks Relating to Our Business—We lease certain of our stores and related properties from a related party.”

(4)	This store was temporarily closed from October 29, 2012 through February 28, 2013 due to damage sustained during Hurricane Sandy.
(5)

Selling square footage includes adjacent (Pelham Manor, 4,808 sq. ft.; Stamford, 5,736 sq. ft.) or integrated (Woodland Park, 2,755 sq. ft.) Fairway Wines & Spirits location. There is no dedicated Wine & Spirits space in our Paramus location.

(6)	Not yet determined.

We lease our corporate headquarters, parking lots near certain of our stores, warehouse space and the facility where we are opening a centralized production facility.

In May 2015 we entered into a lease for a new store in the Georgetown section of Brooklyn, New York.  Our current plans are to open this store during calendar 2016, subject to the timing of delivery of the property to us by the landlord

In May 2015 we entered into an agreement terminating our lease of a site in the new Hudson Yards development in west midtown Manhattan where we had expected to open a store in late calendar 2015 or early calendar 2016.  In connection with the lease termination, we have negotiated a limited, conditional right of first negotiation if the developer determines to include a supermarket in the second phase of the Hudson Yards development.  We will pay the landlord a total of $3.5 million in connection with the lease termination.

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

In February and March 2014, three purported class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and directors and the underwriters for our initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for our initial public offering and in subsequent communications regarding our business and financial results. On September 5, 2014, we and the other defendants moved to dismiss the amended class action complaint.  On January 20, 2015, the Magistrate appointed by the district judge to whom the case was assigned to review the motions and make a recommendation to the judge recommended that our and the other defendants’ motion to dismiss be granted in part and denied in part.  We filed an objection to the Magistrate’s recommendation.  In March 2015, the district judge to whom the case was assigned notified the plaintiffs and defendants to refile the complaint and motion to dismiss in light of a recent decision of the Supreme Court.  All revised filings are required to be made by June 30, 2015.  Although we believe the claims are without merit and intend to defend this lawsuit vigorously, we cannot predict the outcome of this lawsuit. See “Item 3. Legal Proceedings.”

In April 2014, a purported stockholder derivative action was filed against certain of our current and former directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, we and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, we and the other defendants moved to dismiss the amended derivative complaint.  On November 10, 2014, the court granted our and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware.  The plaintiffs have appealed this decision.  A similar case was filed in the Delaware Chancery Court in February 2015, and we and the other defendants have moved to dismiss this case as well.  Although we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

 In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and employees.  This suit alleges, among other things, that certain of our past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  In May 2015, we agreed in principle with the plaintiffs to settle the matter without material financial consequence.

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

As of May 15, 2015, there were approximately 41 holders of record of our Class A common stock, and the closing price of our common stock was $4.95 per share as reported on the NASDAQ Global Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of May 15, 2015, there were 6 holders of record of our Class B common stock. For additional information related to ownership of our stock by certain beneficial owners and management, refer to “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Common Stock Price

The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our Class A common stock as reported on the NASDAQ Global Market:

Fiscal 2014	High	Low
First Quarter (April 16 - June 30, 2013)	$25.98	$13.00
Second Quarter (July 1 - September 29, 2013)	$28.87	$22.00
Third Quarter (September 30 - December 29, 2013)	$26.09	$15.37
Fourth Quarter (December 30, 2013 - March 30, 2014)	$18.87	$7.21

Fiscal 2015
First Quarter (March 31 - June 29, 2014)	$8.40	$5.51
Second Quarter (June 30 - September 28, 2014)	$6.91	$3.70
Third Quarter (September 29 - December 28, 2014)	$4.24	$2.12
Fourth Quarter (December 29, 2014 - March 29, 2015)	$6.16	$2.63

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our senior credit facility contains restrictions on our ability to pay dividends.

Sales of Unregistered Securities

During fiscal 2014, we issued 1,930,820 shares of Class A common stock upon the exercise of all outstanding warrants.

During fiscal 2014 and fiscal 2015 we granted to our officers, directors, employees and consultants an aggregate of 2,620,163 and 1,910,771 restricted stock units to be settled in shares of our Class A common stock and options to purchase 1,424,691 and 300,000 shares of our Class A common stock, respectively, under our 2013 Long-Term Incentive Plan.

Issuer Purchases of Equity Securities

During the fourth fiscal quarter ended March 29, 2015 there were no issuer purchases of equity securities.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the S&P Food Retail Index.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on April 16, 2013, the date our common stock began trading on the NASDAQ Global Market, and its relative performance is tracked through March 29, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 29, 2015.

ITEM 6—SELECTED FINANCIAL DATA

The following tables present selected historical consolidated statement of operations, balance sheet and other data for the periods presented and should only be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes thereto.  Information presented in these tables are prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “US GAAP”), except for measures not specifically defined by GAAP (“non-GAAP measures”), as described below.    Each of our fiscal years ended April 1, 2012 (“fiscal 2012”), March 31, 2013 (“fiscal 2013”), March 30, 2014 (“fiscal 2014”) and March 29, 2015 (“fiscal 2015”) consists of 52 weeks; our fiscal year ended April 3, 2011 (“fiscal 2011”) consists of 53 weeks. The effects of Hurricane Sandy (including the temporary closure of all of our stores for one or two days and our Red Hook store for four months and the receipt of insurance proceeds related to Hurricane Sandy), and the opening of ten stores during these years, may affect the comparability of certain data for certain of these years. Our historical results are not necessarily indicative of our results in any future period.

Statement of Operations Data

	Fiscal Years Ended
	March 29,	March 30,	March 31,	April 1,	April 3,
	2015	2014	2013	2012	2011

	(dollars in thousands, except per share data)
Net sales(1)	$797,555	$775,986	$661,244	$554,858	$485,712
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	547,869	524,659	445,379	368,728	326,207
Gross profit(2)	249,686	251,327	215,865	186,130	159,505
Direct store expenses	191,313	186,537	154,753	132,446	109,867
General and administrative expenses(3)	69,604	84,094	60,192	44,331	40,038
Store opening costs(4)	7,043	10,187	19,015	12,688	10,006
Production center start-up costs	5,448	4,519	—	—	—
Loss from operations	(23,722)	(34,010)	(18,095)	(3,335)	(406)
Business interruption and gain on storm-related insurance recoveries(5)	—	3,089	5,000	—	—
Interest expense, net	(19,289)	(20,205)	(23,964)	(16,918)	(19,111)
Loss on early extinguishment of debt(6)	—	—	—	—	(13,931)
Loss before income taxes	(43,011)	(51,126)	(37,059)	(20,253)	(33,448)
Income tax (provision) benefit(7)	(3,523)	(29,154)	(25,809)	8,304	14,860
Net loss	$(46,534)	$(80,280)	$(62,868)	$(11,949)	$(18,588)
Net loss attributable to common stockholders(8)	$(46,534)	$(124,410)	$(92,689)	$(36,677)	$(39,021)
Net loss per share attributable to common stockholders (basic and diluted)(8)	$(1.07)	$(3.10)	$(7.52)	$(3.01)	$(3.22)
Net loss per share (pro forma basic and diluted) (8)	$(1.07)	$(2.00)	$(2.52)	$(0.52)	$(0.84)

Weighted average number of common shares outstanding (in 000s)(8):
Basic and diluted	43,440	40,166	12,326	12,189	12,122
Pro forma basic and diluted	43,440	40,166	24,959	23,137	22,151

Other Financial Data

	Fiscal Years Ended
	March 29,	March 30,	March 31,	April 1,	April 3,
	2015	2014	2013	2012	2011

	(dollars in thousands)
Adjusted EBITDA(9)	$41,799	$48,797	$47,364	$35,775	$29,309
Depreciation and amortization	$28,721	$27,056	$22,093	$19,202	$14,588
Capital expenditures	$31,890	$43,906	$57,916	$44,528	$27,797
Gross margin(10)	31.3%	32.4%	32.6%	33.5%	32.8%
Adjusted EBITDA margin(11)	5.2%	6.3%	7.2%	6.4%	6.0%
Pro forma Adjusted EBITDA margin(11)(12)	5.2%	6.3%	6.9%	6.4%	6.0%

Selected Operating Data

	Fiscal Years Ended
	March 29,	March 30,	March 31,	April 1,	April 3,
	2015	2014	2013	2012	2011

Locations at end of period(13)	15	14	12	9	7
Total gross square feet at end of period	895,108	840,784	741,375	552,900	454,146
Change in square footage for period	6.5%	13.4%	34.1%	21.7%	55.1%
Average store size:
Gross square feet	59,674	60,056	61,781	61,433	64,878
Selling square feet(14)	35,045	34,697	35,417	34,976	36,348
Average net sales per square foot:
Gross square foot(15)	$919	$996	$1,123	$1,029	$1,308
Selling square foot(15)	$1,604	$1,754	$1,963	$1,859	$2,459
Average net sales per store per week ($000)(16)	$1,041	$1,149	$1,252	$1,246	$1,473
Comparable store sales decline per period(17)	(2.9)%	(0.4)%	(1.7)%	(7.5)%	(4.4)%
New stores opened in period (location/date)	Lake Grove, NY	Chelsea, NY	Woodland Park, NJ	Upper East Side, NY	Pelham Manor, NY
	(7/2014)	(7/2013)	(6/2012)	(7/2011)	(4/2010)
		Nanuet, NY	Westbury, NY	Douglaston, NY	Stamford, CT
		(10/2013)	(8/2012)	(11/2011)	(11/2010)
			Kips Bay, NY
			(12/2012)

Balance Sheet Data

	Fiscal Years Ended
	March 29,	March 30,	March 31,	April 1,	April 3,
	2015	2014	2013	2012	2011

	(dollars in thousands)
Cash and cash equivalents	$36,362	$58,800	$21,723	$30,172	$58,067
Total assets	359,136	380,344	338,501	321,590	313,665
Total debt(18)	257,086	256,467	259,313	203,552	194,297
Redeemable preferred stock(19)	—	—	234,244	204,423	179,695
Total stockholders’ (deficit) / equity	(22,603)	11,543	(235,444)	(141,364)	(104,562)

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

(3)

In fiscal 2013 and fiscal 2014 we recognized approximately $5.2 million and $0.1 million, respectively, for reimbursable ongoing business expenses and remediation costs incurred in connection with our Red Hook store and recorded this amount as a reduction in general and administrative expense, a direct offset to the associated expenses. Fiscal 2013 includes $3.2 million of pre-opening advertising costs that, beginning in fiscal 2013, are being recorded as General and Administrative expense.  In prior years, these costs were recorded in store opening costs; reclassification has not been made as such amounts were not considered material.

(4)

Costs (principally payroll and rent expense) incurred in opening new stores are expensed as incurred. During fiscal 2011, we incurred approximately $6.8 million, of store opening costs related to the two stores we opened during fiscal 2011. During fiscal 2011 and fiscal 2012, we incurred $3.2 million and $11.9 million, respectively, of store opening costs related to the two stores we opened during fiscal 2012. During fiscal 2012 and fiscal 2013, we incurred $0.7 million and $16.7 million, respectively, of store opening costs related to the three stores we opened in that period, and in addition in fiscal 2013 we incurred $2.0 million of store opening costs related to the reopening of our Red Hook store and approximately $0.3 million of store opening costs related to one of the two stores we opened in fiscal 2014. During fiscal 2013 and fiscal 2014, we incurred $0.3 million and $8.7 million, respectively, of store opening costs related to the two stores we opened during fiscal 2014.  In fiscal 2014 and fiscal 2015 we incurred approximately $1.5 million and $3.1 million, respectively, of store opening costs related to the store we opened in fiscal 2015.  In addition, during fiscal 2015 we incurred approximately $3.9 million of store opening costs in connection with the TriBeCa store, which has not yet been opened.

(5)

In fiscal 2013, this amount represents non-refundable reimbursement from our insurance carriers for business interruption losses sustained due to the temporary closure of our Red `Hook store as a result of damage sustained during Hurricane Sandy. In fiscal 2014, we and our insurers settled the remaining insurance claims related to Hurricane Sandy and we received final payments totaling $4.4 million, bringing total insurance payments received to $18.7 million. At the time of claim settlement we had an insurance receivable of $1.3 million. The settlement resulted in a $3.1 million gain, which represents the difference between the replacement cost and carrying value of the assets lost to Hurricane Sandy.

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

Accordingly, in fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015 there were no earnings available for common stockholders because we reported a net loss in each of those periods, and the loss was attributed only to the common stockholders. Net loss per common share (pro forma basic and diluted) and the pro forma weighted average number of shares gives effect to the exchange of our then outstanding preferred stock (including accrued but unpaid dividends thereon that exceed the $76.8 million of accrued dividends paid with a portion of the proceeds of our IPO) for shares of our Class B common stock, based on a price of $11.00 per share, as if such exchange had occurred on the last day of each period (the “Exchange”). All of our outstanding preferred stock and accrued but unpaid dividends was exchanged for 15,504,296 shares of our Class B common stock, of which 33,576 shares automatically converted into 33,576 shares of Class A common stock at the closing of our IPO.

A reconciliation of the denominator used in the calculation of pro forma basic and diluted net income (loss) per common share is as follows:

	Fiscal Years Ended
	March 29,	March 30,	March 31,	April 1,	April 3,
	2015	2014	2013	2012	2011

	(in thousands)
Weighted average number of common shares outstanding, basic and diluted	43,440	40,166	12,326	12,189	12,122
Issuance of shares in the Exchange	—	—	12,633	10,948	10,029
Weighted average number of common shares outstanding, pro forma basic and diluted	43,440	40,166	24,959	23,137	22,151

Our Class A common stock and Class B common stock share equally on a per share basis in our net income or net loss.

(9)

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and is used by us to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures can provide alone. Our board of directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Management and our board also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenant in our senior credit facility is based on Consolidated EBITDA, as defined in our existing senior credit agreement, which is calculated as Adjusted EBITDA, subject to dollar limitations on certain adjustments.

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

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) certain non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	March 29,	March 30,	March 31,	April 1,	April 3,
	2015	2014	2013	2012	2011

	(in thousands)
Net loss (a)	$(46,534)	$(80,280)	$(62,868)	$(11,949)	$(18,588)

Management agreement termination (b)	—	9,200	—	—	—
Contractual IPO bonuses (c)	—	8,105	—	—	—
Other IPO-related expenses	—	795	3,058	—	—
Sub-total IPO transaction expenses	—	18,100	3,058	—	—

Financing transaction expenses (d)	—	330	6,196	—	1,269
Professional services (e)	2,995	2,278	1,080	1,608	870
Severance (f)	6,541	3,544	958	1,074	466
Non-operating expenses (g)	382	715	1,215	1,454	936
Management fees (h)	—	877	3,509	2,647	1,580
Interest expense, net (i)	19,289	20,205	23,964	16,918	19,111
Income tax provision (benefit) (j)	3,523	29,154	25,809	(8,304)	(14,860)
Store depreciation and amortization	24,832	22,787	17,642	13,511	10,330
Corporate depreciation and amortization	3,889	4,269	4,451	5,691	4,258
Equity compensation charge	13,130	11,020	109	437	—
Store opening costs (k)	7,043	10,187	19,015	12,688	10,006
Production center start-up costs	5,448	4,519	—	—	—
Pre-opening advertising costs (l)	1,261	2,681	3,226	—	—
Gain on insurance recovery (m)	—	(3,089)	—	—	—
Foundation funding (n)	—	1,500	—	—	—
Loss on early extinguishment of debt (o)	—	—	—	—	13,931
Adjusted EBITDA	$41,799	$48,797	$47,364	$35,775	$29,309

(a)	See notes 1, 2, 5 and 7 above.
(b)	Represents the fee paid to an affiliate of Sterling Investment Partners to terminate our management agreement with such affiliate in connection with our IPO.
(c)	Represents contractual bonuses paid to certain members of management upon consummation of our IPO.
(d)

Represents fees and expenses and bonuses paid in connection with the refinancing of our 2009 senior credit facility in fiscal 2011, the refinancing of our 2011 senior credit facility in fiscal 2013 and expenses related to the rating agency review of us required by our 2013 senior credit facility in fiscal 2014.

(e)

Consists of charges that were incurred and associated with discrete events that do not relate to and are not indicative of our core on-going operations, including litigation and recruitment fees, among others.

(f)

In fiscal 2012 consists primarily of severance required to be paid under an employment agreement in connection with the termination of employment of a senior officer and severance paid in connection with the elimination of a department.  In fiscal 2013, consists primarily of severance required to be paid under an employment agreement in connection with the termination of employment of a senior officer.  In fiscal 2014 and fiscal 2015 consists primarily of severance paid in connection with our organizational realignment program, including payments required to be paid under separation agreements in connection with the retirement of certain of our former executive officers.

(g)

Consists of charges that were incurred and associated with discrete events that do not relate to and are not indicative of our core on-going operations, including amounts paid in respect of prior periods and bank fees.

(h)

Represents management fees paid to an affiliate of Sterling Investment Partners pursuant to an agreement that was terminated upon the consummation of our IPO in exchange for a payment of $9.2 million. For fiscal 2014 represents prepaid management fees expensed at the IPO date.

(i)	Includes amortization of deferred financing costs and original issue discount.
(j)	See note 7 above.
(k)	See note 4 above.
(l)

For fiscal 2011 and 2012, pre-opening advertising costs are included in store opening costs; reclassification has not been made as such amounts were not considered material.  For fiscal 2013, fiscal 2014 and fiscal 2015, they are included in general and administrative expense.

(m)	See note 5 above.
(n)	During fiscal 2014, we established and provided $1.5 million of initial funding for a charitable foundation to provide charitable grants in and around the communities we serve.
(o)	See note 6 above.

The adjustments and related amounts included in Adjusted EBITDA as shown above are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015 was $30.4 million, $37.9 million, $47.6 million, $52.1 million and $45.3 million, respectively, compared to Adjusted EBITDA of $29.3 million, $35.8 million, $47.4 million, $48.8 million and $41.8 million, respectively, during the same periods.

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

(13)

The food stores and adjacent Fairway Wines & Spirits locations in Pelham Manor, Stamford, Woodland Park and Paramus, respectively, are considered as one store location in the number of stores and square footage.

(14)	Excludes the square footage of the kitchen, bakery, meat department, produce coolers and storage in our stores.

(15)

The amount for fiscal 2011 has been decreased (by subtracting one week of average weekly net sales) to reflect a 52-week year so as to be comparable to fiscal 2012, 2013, 2014 and 2015. Stores not open for the entire fiscal period have been excluded. Does not include net sales from our Fairway Wines & Spirits locations. For fiscal 2013, excludes our Red Hook store due to its temporary closure as a result of damages suffered during Hurricane Sandy.

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

(17)

Represents the percentage change in our same-store sales as compared to the prior comparable period. Our practice is to include sales from a store in same-store sales beginning on the first day of the fifteenth full month following the store’s opening. This practice may differ from the methods that other food retailers use to calculate comparable or “same-store” sales. As a result, data regarding our same-store sales may not be comparable to similar data made available by other food retailers. Comparable same store sales for fiscal 2011 has been adjusted (by subtracting one week of average weekly net sales) to reflect a 52-week year so as to be comparable to fiscal 2010, 2012, 2013, 2014 and 2015. For fiscal 2013 and fiscal 2014, comparable store sales excludes our Red Hook store beginning in October through the end of the applicable fiscal year due to its temporary closure in fiscal 2013 as a result of damages suffered during Hurricane Sandy.

(18)

Net of (i) unamortized original issue discount on our senior debt of $2.7 million, $1.9 million, $15.0 million, $15.1 million and $11.7 million at April 3, 2011, April 1, 2012, March 31, 2013, March 30, 2014 and March 29, 2015, respectively, and (ii) accrued deferred interest on our subordinated note of $443,617 and $130,595 at April 3, 2011 and April 1, 2012, and $0 at March 31, 2013, March 30, 2014 and March 29, 2015, respectively. The accrued deferred interest is due at maturity and is classified as other long-term liabilities in our financial statements. See Note 6 to our financial statements included elsewhere in this report for more information regarding our original issue discount.

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

Overview

Fairway Market is a growth-oriented food retailer offering customers a differentiated one-stop shopping experience “Like No Other Market”. Since beginning as a small neighborhood market in the 1930s, Fairway has established itself as a leading food retailing destination in the Greater New York City metropolitan area, which we estimate is the largest food retail market in the United States. Our stores emphasize an extensive selection of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries. Our prices typically are lower than natural/specialty stores and competitive with conventional supermarkets. We believe that the combination of our broad product selection, in-store experience and value pricing creates a premier food shopping experience that appeals to a broad demographic.

We operate 15 locations in New York, New Jersey and Connecticut, four of which include Fairway Wines & Spirits locations.  Fourteen of the stores were open prior to the beginning of fiscal 2015 and one store was opened during fiscal 2015. Seven of our food stores, which we refer to as “urban stores,” are located in New York City, and the remainder, which we refer to as “suburban stores,” are located in New York (outside of New York City), New Jersey and Connecticut.

We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies and value positioning.

We intend to continue our growth by increasing sales at existing stores, expanding our store base in the Greater New York City metropolitan area and improving our operating margins.    For the next several years, we intend to grow our store base in the Greater New York City metropolitan area and, over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets.

We believe that we are well positioned to capitalize on evolving consumer preferences and other key trends currently shaping the food retail industry.  These trends include an increasing consumer focus on fresh, quality offerings, including locally sourced products, the shopping experience and the growing interest in high-quality, value-oriented private label product offerings.

We intend to improve our operating margins through improved business processes, continued cost discipline and enhancements to our merchandise offerings. We expect store growth will also permit us to benefit from economies of scale in sourcing products and will enable us to continue to better leverage our existing infrastructure.

Factors Affecting Our Operating Results

Various factors affect our operating results during each period, including:

Store Openings

We expect new stores will be a key driver of the growth in our sales and operating profit in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings and the amount of new store opening costs. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. Operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink, primarily due to overstocking, and costs related to hiring and training new employees. Additionally, promotional activities may result in higher than normal net sales in the first several weeks following a new store opening. A new store builds its sales volume and its customer base over time and, as a result, generally has lower margins and higher operating expenses, as a percentage of sales, than our more mature stores. A new store can take more than a year to achieve a level of operating performance comparable to our similarly existing stores. Stores that we have opened in higher density urban markets typically have generated higher sales volumes and margins than stores in suburban areas.

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

Infrastructure Investment

Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in management, information technology systems, compliance and marketing. These investments include additions to our company’s personnel, including experienced industry executives and the next generation management and merchandising teams to support our long-term growth objectives.

Pricing Strategy

Our strategy is to price our broad selection of fresh, natural and organic foods, hard-to-find specialty and gourmet items and prepared foods at prices typically lower than those of natural/specialty stores. We price our full assortment of conventional groceries at prices competitive with those of conventional supermarkets.

Productivity Initiatives

We have undertaken a number of initiatives to improve our gross margin and operating costs, including (i) business process improvements, (ii) labor productivity, (iii) supply chain management and (iv) shrink reduction.

Developments in Competitive Landscape

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. Because we offer a full assortment of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries, we compete with various types of retailers, including alternative food retailers such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite, Food Emporium and A&P, retailers with “big box” formats such as Target and Wal-Mart and warehouse clubs such as Costco and BJ’s Wholesale Club. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. Due to the increasingly competitive environment in which we operate, our operating results in fiscal 2014 and fiscal 2015 were, and in the future may be, negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing. In addition, other established food retailers could enter our markets, increasing competition for market share.

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

Effect of Hurricane Sandy

We temporarily closed all of our stores as a result of Hurricane Sandy, which struck the Greater New York City metropolitan area on October 29, 2012. While all but one of our stores were able to reopen within a day or two following the storm, we experienced business disruptions due to inventory delays as a result of transportation issues, loss of electricity at certain of our locations and the inability of some of our employees to travel to work. Our Red Hook store sustained substantial damage from the effects of Hurricane Sandy, and did not reopen until March 1, 2013. We also sustained property and equipment damage and losses on merchandise inventories at certain other stores resulting from this storm. As a result of these damages, we wrote-off approximately $2.1 million of unsalable merchandise inventories and approximately $3.4 million of impaired property and equipment in fiscal 2013.

In fiscal 2013, we received advances totaling $10.5 million in partial settlement of our insurance claims. The insurance carriers designated $5.0 million of these advances as non-refundable reimbursement for business interruption losses sustained at Red Hook, which was recorded as business interruption insurance recoveries in our consolidated statement of operations for fiscal 2013.  The remaining $5.5 million, which represented the carrying values of the damaged inventory and property and equipment, was recorded as a reduction of general and administrative expenses, a direct offset to the associated carrying values written off, in the consolidated statements of operations for fiscal 2013.  Additionally, we recognized approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook as a reduction in general and administrative expenses, a direct offset to the associated expenses, in our consolidated statement of operations for fiscal 2013 as the realization of the claim for loss recovery had been deemed to be probable.

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

Establishment of Charitable Foundation

During fiscal 2014, we established a charitable foundation (the “Foundation”) to provide charitable grants in and around the communities we serve.  We provided $1.5 million of initial funding for the Foundation, which is recorded as general and administrative expenses.  The Foundation applied for and received tax-exempt status in December 2014.

Organizational Realignment

In the fourth quarter of fiscal 2014, we initiated an organizational realignment to remove redundant costs and streamline parts of the business model to enhance overall productivity.  In connection with the plan, we incurred charges, primarily severance of $3.3 million and $6.5 million and accelerated stock-based compensation expense of $0.6 million and $3.0 million in fiscal 2014 and fiscal 2015, respectively.

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

We evaluate same store sales as one measure of our performance; however, we do not consider same store sales to be as meaningful a measure for us as it may be for other retailers because as a destination food retailer with a small number of stores in a concentrated market area we have in the past experienced, and in the future expect to experience, sales transfer from our existing stores to our newly opened stores that are in closer proximity to some of our customers.  Our practice is to include sales from a store in same-store sales beginning on the first day of the fifteenth full month following the store’s opening. This practice may differ from the methods that our competitors use to calculate same-store or “comparable” sales. As a result, data in this report regarding our same-store sales may not be comparable to similar data made available by our competitors.

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

Changes in the mix of products sold may impact our gross margin. Unlike natural / specialty stores, we also carry a full assortment of conventional groceries, which generally have lower margins than fresh, natural and organic foods, prepared foods and specialty and gourmet items. We expect to enhance our gross margins through:

•	purchasing benefits and economies of scale resulting from expanding the store base;
•	our price optimization initiative;

•	productivity gains through process and program improvements including the benefits we expect to derive over time from our production center; and
•	reduced shrink as a percentage of net sales

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, advertising and marketing expenses (including pre-opening advertising and marketing costs beginning in fiscal 2013), depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments. Our general and administrative expenses include management fees paid to an affiliate of Sterling Investment Partners, which ceased upon consummation of our IPO in April 2013.

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

Production Center Start-up Costs

Production center start-up costs include rent expense incurred during construction of a new facility and costs related to the location opening, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is recognized upon receiving possession of the site. Production center start-up costs are expensed as incurred.

Income from Operations

Income from operations consists of gross profit minus direct store expenses, general and administrative expenses, store opening costs and production center start-up costs. Income from operations will vary from period to period based on a number of factors, including the number of stores open and the number of stores in the process of being opened in each period.

Adjusted EBITDA

We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Management and our board also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenant in our senior credit facility is based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015 was $30.4 million, $37.9 million, $47.6 million, $52.1 million and $45.3 million, respectively, compared to Adjusted EBITDA of $29.3 million, $35.8 million, $47.4 million, $48.8 million and $41.8 million, respectively, during the same periods.  Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

Central Services

We define Central Services as general and administrative expenses less: depreciation and amortization related to general and administrative activities, management fees, transaction expenses, equity compensation charges and other non-operating expenses. We have made significant investments in Central Services to support our long-term growth objectives.  We believe that Central Services as a percentage of net sales is a useful performance measure and we use it to facilitate an evaluation of our infrastructure investment without distortions that may result from general and administrative expenses that do not directly relate to the operation of our business.  To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Central Services from general and administrative expenses, the most directly comparable financial measure presented in accordance with US GAAP.

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. The three completed fiscal years discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” ended on March 31, 2013, March 30, 2014 and March 29, 2015. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2013” refers to our fiscal year ended March 31, 2013, “fiscal 2014” refers to our fiscal year ended March 30, 2014 and “fiscal 2015” refers to our fiscal year ended March 29, 2015.   Fiscal 2013, fiscal 2014 and fiscal 2015 consist of 52 weeks. The effects of Hurricane Sandy (including the temporary closure of all of our stores for one or two days and our Red Hook store for four months and the receipt of insurance proceeds related to Hurricane Sandy), and the opening of six new stores during these years, may affect the comparability of certain data for the periods presented.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Fiscal Years Ended

	March 29,		March 30,		March 31,
	2015		2014		2013

Net sales (a)	$797,555	100.0%	$775,986	100.0%	$661,244	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	547,869	68.7	524,659	67.6	445,379	67.4
Gross profit (b)	249,686	31.3	251,327	32.4	215,865	32.6

Direct store expenses	191,313	24.0	186,537	24.0	154,753	23.4
General and administrative expenses (c)	69,604	8.7	84,094	10.8	60,192	9.1
Store opening costs	7,043	0.9	10,187	1.3	19,015	2.9
Production center start-up costs	5,448	0.7	4,519	0.6	—	—
Loss from operations	(23,722)	(3.0)	(34,010)	(4.4)	(18,095)	(2.7)

Business interruption and gain on storm-related insurance recoveries (d)	—	—	3,089	0.4	5,000	0.8
Interest expense, net	(19,289)	(2.4)	(20,205)	(2.6)	(23,964)	(3.6)
Loss before income taxes	(43,011)	(5.4)	(51,126)	(6.6)	(37,059)	(5.6)

Income tax provision	(3,523)	(0.4)	(29,154)	(3.8)	(25,809)	(3.9)
Net loss	$(46,534)	(5.8)%	$(80,280)	(10.3)%	$(62,868)	(9.5)%

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

Fiscal year ended March 29, 2015 compared to fiscal year ended March 30, 2014

The comparability of the financial data for fiscal 2015 and fiscal 2014 may be affected by the opening of two new stores in fiscal 2014 and one new store in fiscal 2015 and the fact that the Easter and Passover holidays occurred during fiscal 2015 but not during fiscal 2014 as well as the overlap of Thanksgiving and Hanukah during fiscal 2014.

Net Sales

We had net sales of $797.6 million in fiscal 2015, an increase of $21.6 million, or 2.8%, from $776.0 million in fiscal 2014.  The increase was primarily due to the one new food store and one new wine and spirits location that opened during fiscal 2015 and the full year sales contribution from the two new stores that opened during fiscal 2014, partially offset by a decrease in comparable store sales.

Comparable store sales decreased 2.9% in fiscal 2015 compared to fiscal 2014, in large part due to competitive openings, sales transfer from existing to new Fairway locations and higher than normal sales at our Red Hook store in fiscal 2014 following its re-opening on March 1, 2013, partially offset by the Easter/ Passover holidays, which occurred during fiscal 2015 but not during fiscal 2014.  Customer transactions in our comparable stores decreased 4.0% although the average transaction size increased by 1.2%.  We believe poor weather conditions also negatively impacted traffic patterns during the fourth quarter of fiscal 2015 which skews our destination customers towards convenience shopping. Excluding Red Hook from both periods, comparable store sales decreased 2.2%.

Gross Profit

Gross profit was $249.7 million in fiscal 2015 compared to $251.3 million in fiscal 2014.  Our gross margin decreased approximately 110 basis points in fiscal 2015 to 31.3% from 32.4% in fiscal 2014.  The decrease in gross margin was primarily due to an approximate 60 basis point decrease in merchandise margin and an approximate 50 basis point increase in occupancy costs as a percentage of sales.  The drop in merchandise margin is primarily due to higher shrink and targeted price reductions, primarily during the first half of the year.  In addition, merchandise margin was adversely impacted by increased cost inflation across several of our perishable departments and a shift in store mix as a result of the two suburban stores we opened subsequent to March 31, 2013.  This increase in occupancy costs was due to higher rent, as a percentage of sales, at new locations as well as increased occupancy costs at several locations open in both periods.

Direct Store Expenses

Direct store expenses were $191.3 million in fiscal 2015, an increase of $4.8 million, or 2.6%, from $186.5 million in fiscal 2014.  The increase in direct store expenses was attributable to an increase in the number of stores open in the period, including the two stores which opened during fiscal 2014, partially offset by lower direct store expenses at stores open for both periods.  With more stores in operation during fiscal 2015 our store labor expenses increased $0.8 million in fiscal 2015 to $84.0 million from $83.1 million in fiscal 2014.  The portion of our depreciation and amortization expense included in direct store expenses, which includes amortization of prepaid rent, increased $2.0 million to $24.8 million in fiscal 2015 from $22.8 million in fiscal 2014.  The increase in direct store depreciation and amortization expense is attributable to an increase in the number of stores.

Direct store expenses, as a percentage of net sales, were 24.0% in fiscal 2015 and flat to the prior year.  The direct store expense rate was lower, as a percentage of net sales, at our locations open during both periods, including the two stores that were opened during fiscal 2014, partially offset by higher direct store expenses, as a percentage of sales, at the store opened during the current year.  The improvement in direct store expenses, as a percentage of net sales, at existing stores reflects increased labor productivity and enhanced cost discipline.  Excluding depreciation and amortization, store expenses, as a percentage of net sales, decreased 20 basis points to 20.9% in fiscal 2015 compared to 21.1% in fiscal 2014.

General and Administrative Expenses

General and administrative expenses were $69.6 million in fiscal 2015, a decrease of $14.5 million from $84.1 million in fiscal 2014.  The decrease in general and administrative expenses is primarily attributable to the expenses incurred during fiscal 2014 related to our IPO of $18.1 million, including $9.2 million to terminate the management agreement upon consummation of our IPO, $8.1 million of contractual bonuses paid to certain members of management upon consummation of our IPO and $0.8 million of other IPO related expenses.  Pre-opening advertising expenses decreased $1.4 million in fiscal 2015 due to a decrease in the number of stores opened during the period.  During fiscal 2014, we also incurred charges of $1.5 million related to the funding of our charitable foundation, $0.9 million related to the elimination of management fees paid to an affiliate of Sterling Investment Partners and $0.3 million of debt transaction fees.  These expenses did not occur in fiscal 2015.

These cost reductions were partially offset by increases in severance-related expenses, equity compensation expenses and professional services of $3.0 million, $2.1 million and $0.7 million, respectively, in fiscal 2015 compared to fiscal 2014.  The Central Service component of general and administrative expenses increased $2.6 million in fiscal 2015 compared to fiscal 2014.  The portion of depreciation and amortization included in general and administrative expenses was $3.9 million in fiscal 2015, a decrease of $0.4 million from $4.3 million in fiscal 2014.  Excluding fees and expenses related to the IPO and management fees, which terminated in connection with the IPO, general and administrative expenses increased $4.5 million, or 6.9%, to $69.6 million in fiscal 2015 from $65.1 million in fiscal 2014.

General and administrative expenses, as a percentage of net sales, were 8.7% in fiscal 2015, an approximate 210 basis point decrease from 10.8% in fiscal 2014.  Excluding fees and expenses related to the IPO and management fees, which terminated in connection with the IPO, general and administrative expenses, as a percentage of net sales, increased approximately 30 basis points to 8.7% in fiscal 2015 from 8.4% in fiscal 2014.  Central Services, as a percentage of net sales, increased approximately 20 basis points to 5.2% in fiscal 2015 from 5.0% in fiscal 2014.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Fiscal Years Ended
	March 29,		March 30,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
General and administrative expenses	$69,604	8.7%	$84,094	10.8%

Management agreement termination	—	—	(9,200)	(1.2)
Contractual IPO bonuses	—	—	(8,105)	(1.0)
Other IPO-related expenses	—	—	(795)	(0.1)
Sub-total IPO transaction expenses	—	—	(18,100)	(2.3)
Management fees	—	—	(877)	(0.1)
Financing transaction expenses	—	—	(330)	—
Professional services	(2,995)	(0.4)	(2,278)	(0.3)
Severance	(6,541)	(0.8)	(3,544)	(0.5)
Non-operating expenses	(382)	—	(715)	(0.1)
Corporate depreciation and amortization	(3,889)	(0.5)	(4,269)	(0.6)
Equity compensation charge	(13,130)	(1.6)	(11,020)	(1.4)
Pre-opening advertising costs	(1,261)	(0.2)	(2,681)	(0.3)
Foundation funding	—	—	(1,500)	(0.2)
Central services	$41,406	5.2%	$38,780	5.0%

Store Opening Costs

Store opening costs were $7.0 million in fiscal 2015, a decrease of $3.1 million from $10.2 million in fiscal 2014.  Store opening costs in fiscal 2015 consisted of $3.9 million in connection with the store in TriBeCa that has not opened and $3.1 million in connection with the store that opened in Lake Grove, New York in July 2014.  Store opening costs in fiscal 2014 primarily consisted of $5.0 million in connection with the store that opened in the Chelsea neighborhood of Manhattan in July 2013, $3.7 million in connection with the store that opened in Nanuet, New York in October 2013, and $1.5 million in connection with the store that opened in Lake Grove, New York in July 2014.  Approximately $3.8 million and $2.7 million of store opening costs in fiscal 2015 and fiscal 2014, respectively, did not require the expenditure of cash in the period due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $5.4 million in fiscal 2015, an increase of $0.9 million from $4.5 million in fiscal 2014.  Approximately $0.5 million and $1.3 million of production center start-up costs in fiscal 2015 and fiscal 2014, respectively, did not require the expenditure of cash in the period due to deferred rent.

Loss from Operations

During 2015 our loss from operations was $23.7 million, a decrease of $10.3 million from a loss from operations of $34.0 million in fiscal 2014.  The decrease in loss from operations was primarily attributable to a decrease in general and administrative expenses and store opening costs, partially offset by an increase in direct store expenses and production center start-up costs and a decrease in gross profit.  Excluding fees and expenses related to the IPO and management fees, which terminated upon consummation of the IPO, our loss from operations increased $8.7 million to $23.7 million in fiscal 2015 from $15.0 million in fiscal 2014.

Interest Expense

Interest expense was $19.3 million in fiscal 2015, a decrease of $0.9 million from $20.2 million in fiscal 2014.  The decrease was primarily due to the May 2013 amendment of our existing senior credit facility that lowered our interest rates, partially offset by an increase in the amortization of deferred financing fees and original issue discount.  The cash portion of interest expense in fiscal 2015 and fiscal 2014 was $14.2 million and $15.2 million, respectively.

Income Tax

During fiscal 2015 we recorded an income tax provision of $3.5 million compared to $29.2 million in fiscal 2014.  Included in the income tax provision in fiscal 2014 was a charge related to increasing from a partial to a full valuation allowance against deferred tax assets in the amount of $49.7 million.   In addition, we record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and we recognize income tax expense related to the indefinite-lived intangible assets. At March 29, 2015, the valuation allowance was $110.8 million against our deferred tax assets.  See Note 13 to our financial statements found within “Item 8 – Financial Statements and Supplementary Data” for details on our deferred tax valuation allowance.

Net Loss

The net loss was $46.5 million in fiscal 2015, a decrease of $33.7 million from $80.3 million in fiscal 2014.  The decrease in net loss was primarily attributable to a decrease in general and administrative expenses, income tax provision, store opening costs, gross profit and interest expense, partially offset by a gain on storm-related insurance recovery and an increase in direct store expenses and production center start-up costs.

The adjusted net loss was $14.8 million in fiscal 2015, an increase of $4.0 million from $10.8 million in fiscal 2014.  We define adjusted net loss as net loss plus any transaction expenses, expenses that did not continue after the IPO, and certain non-cash charges, one-time charges and non-operating expenses which we believe may distort period to period comparisons.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Fiscal Years Ended
	March 29,		March 30,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(46,534)	(5.8)%	$(80,280)	(10.3)%
Management agreement termination	—	—	9,200	1.2
Contractual IPO bonuses	—	—	8,105	1.0
Other IPO-related expenses	—	—	795	0.1
Sub-total IPO transaction expenses	—	—	18,100	2.3
Management fees	—	—	877	0.1

Financing transaction expenses	—	—	330	—
Professional services	2,995	0.4	2,278	0.3
Severance	6,541	0.8	3,544	0.5
Non-operating expenses	382	—	715	0.1
Non-cash interest	5,120	0.6	5,017	0.6
Equity compensation charge	13,130	1.6	11,020	1.4
Income tax provision	3,523	0.4	29,154	3.8
Gain on storm-related insurance recovery	—	—	(3,089)	(0.4)
Foundation funding	—	—	1,500	0.2
Adjusted net loss	$(14,843)	(1.9)%	$(10,834)	(1.4)%

Fiscal year ended March 30, 2014 compared to fiscal year ended March 31, 2013

The effects of Hurricane Sandy (including the temporary closure of all of our stores for one or two days and our Red Hook store for 18 weeks and the receipt of insurance proceeds related to Hurricane Sandy) and our IPO, as well as the opening of three new stores in fiscal 2013 and two new stores in fiscal 2014 and the fact that the Easter and Passover holidays occurred during fiscal 2013 but not during fiscal 2014, may affect the comparability of certain data for the periods presented.

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

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Fiscal Years Ended
	March 30,		March 31,
	2014		2013
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$84,094	10.8%	$60,192	9.1%

Management agreement termination	(9,200)	(1.2)	—	—
Contractual IPO bonuses	(8,105)	(1.0)	—	—
Other IPO-related expenses	(795)	(0.1)	(3,058)	(0.5)
IPO transaction expenses	(18,100)	(2.3)	(3,058)	(0.5)

Management fees	(877)	(0.1)	(3,509)	(0.5)
Financing transaction expenses	(330)	—	(6,196)	(0.9)
Professional services	(2,278)	(0.3)	(1,080)	(0.2)
Severance	(3,544)	(0.5)	(958)	(0.1)
Non-operating expenses	(715)	(0.1)	(1,215)	(0.2)
Corporate depreciation and amortization	(4,269)	(0.6)	(4,451)	(0.7)
Equity compensation charge	(11,020)	(1.4)	(109)	—
Pre-opening advertising costs	(2,681)	(0.3)	(3,226)	(0.5)
Foundation funding	(1,500)	(0.2)	—	—
Central services	$38,780	5.0%	$36,390	5.5%

Store Opening Costs

Store opening costs were $10.2 million for fiscal 2014, a decrease of $8.8 million from $19.0 million for fiscal 2013. Store opening costs for fiscal 2014 include approximately $5.0 million for the store we opened in the Chelsea neighborhood of Manhattan in July 2013, $3.7 million for the store we opened in Nanuet, NY in October 2013 and $1.5 million for the store we opened in Lake Grove, NY in July 2014.  Store opening costs for fiscal 2013 include approximately $4.2 million related to the Woodland Park, New Jersey store and integrated Fairway Wines & Spirits location that opened in June 2012, $4.9 million for our new Westbury, Long Island store that opened in August 2012, $7.6 million for the Fairway Market opened in Manhattan’s Kips Bay neighborhood in December 2012, $2.0 million related to the re-opening of the Red Hook store that was temporarily closed due to damage sustained during Hurricane Sandy, and $0.3 million related to our new store that we opened in July 2013 in Manhattan’s Chelsea neighborhood. Store opening costs for fiscal 2013 were adversely affected by an approximately two month delay in opening our Kips Bay store due to construction delays resulting from bedrock issues and the impact of Hurricane Sandy.  Approximately $2.8 million and $1.4 million of store opening costs in fiscal 2014 and fiscal 2013, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent and other landlord allowances.

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

Interest Expense

Interest expense decreased 15.7%, or $3.8 million, to $20.2 million for fiscal 2014, from $24.0 million for fiscal 2013,  primarily due to lower interest rates resulting from the refinancing of our 2012 senior credit facility in February 2013, the repayment of a subordinated promissory note of approximately $7.3 million in March 2013, and the subsequent May 2013 amendment to our February 2013 senior credit facility to further lower interest rates, partially offset by an increase in the amortization of deferred financing fees and original issue discount of approximately $2.1 million and an increase in average borrowings under our senior credit facility entered into in February 2013, as amended in May 2013.  The cash portion of interest expense in fiscal 2014 and fiscal 2013 was $15.2 million and $21.5 million (net of $0.5 million related to timing of payment), respectively, and the non-cash portion of interest expense, which represents amortization of deferred financing fees and original issue discount, increased $2.1 million to $5.0 million in fiscal 2014 from $2.9 million in fiscal 2013.

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

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Fiscal Years Ended
	March 30,		March 31,
	2014		2013
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(80,280)	(10.3)%	$(62,868)	(9.5)%

Management agreement termination	9,200	1.2	—	—
Contractual IPO bonuses	8,105	1.0	—	—
Other IPO-related expenses	795	0.1	3,058	0.4
IPO transaction expenses	18,100	2.3	3,058	0.4

Management fees	877	0.1	3,509	0.5
Financing transaction expenses	330	—	6,196	0.8
Professional services	2,278	0.3	1,080	0.1
Severance	3,544	0.5	958	0.1
Non-operating expenses	715	0.1	1,215	0.2
Non-cash interest	5,017	0.6	2,915	0.4
Equity compensation charge	11,020	1.4	109	—
Income tax provision	29,154	3.8	25,809	3.3
Gain on storm-related insurance recovery	(3,089)	(0.4)	—	—
Foundation funding	1,500	0.2	—	—
Adjusted net loss	$(10,834)	(1.4)%	$(18,019)	(3.7)%

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

At March 29, 2015, we had $36.3 million in cash and cash equivalents and $8.0 million in borrowing availability pursuant to our senior credit facility; however, we are obligated to issue a $6.0 million letter of credit to the landlord under our new Brooklyn lease by no later than August 1, 2015.  We were in compliance with all applicable affirmative, negative and financial covenants under the 2013 Senior Credit Facility as of March 29, 2015. Our senior credit facility is discussed below under “—Senior Credit Facility”.

In February 2013, we entered into a new $315 million senior credit facility and in connection with the new senior credit facility we established new levels for our maximum total leverage ratio financial covenant.  Although our recent operating performance has improved, our profitability has been below our expectations at the time that the financial covenant levels were established, and if our financial performance does not continue to improve, it is possible that we will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility immediately due and payable.  We have the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

Although we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional expansion opportunities within the next year that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

A summary of our operating, investing and financing activities is shown in the following table:

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013

	(in thousands)
Net cash provided by (used in) operating activities	$14,039	$1,244	$(2,766)
Net cash used in investing activities	(33,467)	(39,503)	(54,945)
Net cash (used in) provided by financing activities	(3,010)	75,336	49,262
Net (decrease) increase in cash and cash equivalents	$(22,438)	$37,077	$(8,449)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation and changes in deferred income taxes and the effect of working capital changes.

We had cash provided by operating activities of $14.0 million during fiscal 2015 compared to cash provided by operating activities of $1.2 million during fiscal 2014 while our operating activities used cash of $2.8 million in fiscal 2013. The increase in cash provided by operating activities is primarily due to expenses incurred during fiscal 2014 related to our IPO of $18.1 million, partially offset in fiscal 2014 by decreased working capital needs. Net cash used in operations in fiscal 2013 was primarily due to the one-time costs associated with the refinancing of our debt in August 2012 and February 2013, increased working capital needs, primarily related to new store openings and losses associated with damage resulting from Hurricane Sandy for which we had a receivable, and an increase in our net loss.

Investing Activities

Net cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital investments of $33.5 million in fiscal 2015, of which $10.9 million was in connection with the one new store we opened during the period, $14.6 million was in connection with the new production facility and $1.4 million was in connection with the store in the TriBeCa neighborhood of New York City, which has not yet opened, and approximately $1.6 million for the acquisition of a liquor license which allowed us to open our fourth Wine & Spirits location in Paramus, New Jersey.  The remaining approximate $5.0 million of capital investments was for merchandising initiatives, equipment upgrades and enhancements to existing stores.

We made capital investments of $43.9 million in fiscal 2014, of which $24.8 million was in connection with the two stores we opened in the period, $2.3 million was in connection with the Lake Grove store we opened in July 2014 and $7.7 million was in connection with our new centralized production facility. The remaining approximately $9.1 million of capital investments in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.  Capital investments in fiscal 2014 were partially offset by insurance proceeds related to property losses of $4.4 million.

We made capital investments of $58.3 million in fiscal 2013, of which $41.9 million was in connection with the three stores (one of which included an integrated Fairway Wines & Spirits location) we opened in the period, $8.1 million related to re-opening Red Hook, $1.3 million was in connection with the two stores we opened in fiscal 2013 and approximately $0.4 million for the acquisition of a liquor license which allowed us to open our third Wine & Spirits location in Woodland Park, New Jersey.  The remaining approximately $6.6 million of capital investments in this period was for merchandising initiatives and equipment upgrades and enhancements to existing stores.  Capital investments in fiscal 2013 were partially offset by insurance proceeds related to property losses of $3.4 million.

We plan to spend approximately $20 million to $25 million on capital investments during the fiscal year ending April 3, 2016, primarily related to the new store we plan to open in fiscal 2016 and equipment upgrades and enhancements at existing stores.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility, and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013

	(in thousands)
Payments on long-term debt	$(2,750)	$(2,750)	$(476,146)
Cash settlement of vested equity awards	(260)	—	—
Proceeds from long-term debt, net of issuance costs	—	—	526,908
Repurchase of treasury stock	—	—	(1,500)
Proceeds from issuance of common stock	—	158,821	—
Cash dividends on preferred stock	—	(76,818)	—
Issuance costs for debt repricing	—	(3,917)	—
Net cash (used in) provided by financing activities	$(3,010)	$75,336	$49,262

Financing activities used $3.0 million of cash during fiscal 2015 and provided $75.3 million and $49.3 million during fiscal 2014 and fiscal 2013, respectively.

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

On April 22, 2013, we completed our IPO of 15,697,500 shares of our common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters’ exercise of their over-allotment option). We received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to our IPO. We used the net proceeds that we received from the IPO to (i) pay accrued but unpaid dividends on our Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on our Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling Investment Partners in connection with the termination of our management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of our management totaling approximately $8.1 million. During fiscal 2014 and the thirteen weeks ended June 29, 2014, we used the remaining $64.7 million of the net proceeds as follows: $15.4 million for capital expenditures and pre-opening costs in connection with our new store in the Chelsea neighborhood of Manhattan, which opened in July 2013, approximately $17.9 million for capital expenditures and pre-opening costs in connection with the store we opened in October 2013 in Nanuet, NY, approximately $6.1 million for capital expenditures in connection with the store we opened in Lake Grove, NY in July 2014, approximately $8.8 million in connection with capital expenditures in our other stores and approximately $16.5 million in connection with capital expenditures and start-up costs at our new production facility.  We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

See Note 6 to our financial statements found under “Item 8—Financial Statements” below for information regarding our prior senior credit facilities.

Subordinated Note

In May 2011, we sold to Mr. Howard Glickberg, a Company director and then-executive officer, a subordinated promissory note in the aggregate principal amount of $7.3 million. This note bore interest at a rate of 12% per annum, of which 10% was paid in cash quarterly and 2% was deferred until maturity. The maturity date of the note was March 3, 2018. In March 2013, we repaid this note, including all accrued deferred interest, in full with a portion of the proceeds from our 2013 senior credit facility.

Contractual Obligations

The following table summarizes our contractual obligations as of March 29, 2015:

	Payment by period
		Less than 1	1 - 3	3 - 5	More than 5
	Total	year	years	years	years
	(dollars in thousands)
Long-term debt obligations (1)	$268,813	$2,750	$5,500	$260,563	$—
Estimated interest on long-term debt obligations (2)	49,006	15,277	28,667	5,062	—
Operating lease obligations (3)	780,724	38,917	76,295	75,444	590,068
Employment agreements	4,349	3,702	647	—	—
Total	$1,102,892	$60,646	$111,109	$341,069	$590,068

(1)

Reflects the gross outstanding balance of our $315.0 million 2013 senior credit facility (including our $40 million letter of credit sub-facility), not reduced by the unamortized discount of $11.7 million. Does not include $32.0 million of outstanding letters of credit at March 29, 2015 under our senior credit facility. For a more detailed description of our senior credit facility, see “—Senior Credit Facility” and Note 6 to our financial statements found under “Item 8—Financial Statements” below.

(2)

For the purposes of this table, we have estimated interest expense to be paid during the remaining term of our senior credit facility using the interest rate as of March 29, 2015. Our actual cash payments for interest on the senior credit facility will fluctuate as the outstanding balance changes with our cash needs and the LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt, see “—Senior Credit Facility” and Note 6 to our financial statements found under “Item 8—Financial Statements” below. A one percentage point increase in LIBOR above the 1.0% floor would cause an increase to interest expense of $2.8 million for the “less than 1 year” period, $5.3 million for the “1 - 3 years” period and $1.0 million for the “3 - 5 years”.

(3)

Represents the minimum lease payments due under our operating leases, excluding maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately 21.9% of our minimum lease obligations for fiscal 2015.  The minimum lease payments do not reflect the fair market value reset provisions in the leases for certain of our stores. For purposes of this table, we have assumed that we begin to pay rent on our TriBeCa store in May 2015.  Does not include leases for two stores for which we do not yet have possession.  For a more detailed description of our operating leases, see Note 9 to our financial statements found under “Item 8—Financial Statements” below.

In May 2015 we entered into an agreement terminating our lease of a site in the new Hudson Yards development in west midtown Manhattan where we had expected to open a store in late calendar 2015 or early calendar 2016.  In connection with the lease termination, we has negotiated a limited, conditional right of first negotiation if the developer determines to include a supermarket in the second phase of the Hudson Yards development.  We will pay the landlord a total of $3.5 million in connection with the lease termination.

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

Multiemployer Plan

We are a party to one underfunded multiemployer pension plan on behalf of our union-affiliated employees. This underfunding has decreased in part due to higher returns on plan assets. The unfunded liabilities of this plan may result in increased future payments by us and other participating employers. Going forward, our required contributions to this multiemployer plan could increase as a result of many factors, including the outcome of collective bargaining with the unions, actions taken by trustees who manage the plan, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit a plan. The cost per plan member is scheduled to increase by 3.5% on January 1, 2016; we do not expect an increase in cost per participant in calendar 2017.  Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan. For a more detailed description of this underfunded plan, see Note 11 to our financial statements found under “Item 8—Financial Statements” below.

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

Our annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the second quarter of fiscal 2015, due to a continued decline in the market price of the Company’s stock and revisions in expected operating performance, it was determined that such events and circumstances existed, which would require an interim evaluation of goodwill for impairment.  As a result of these developments, the Company performed an interim goodwill impairment test as of September 28, 2014.

Our  annual goodwill impairment tests performed as of December 30, 2013 and December 29, 2014 were performed using the two-step goodwill impairment analysis.  Step 1 involves a comparison of the fair value of the Company’s single reporting unit to its carrying value.  If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform Step 2 of the impairment test, and there is no impairment charge recorded.  If the reporting unit’s carrying value exceeds its fair value, the second step must be performed to measure the amount of impairment, if any.  Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, from the fair value of the reporting unit as determined in Step 1.  The implied fair value of goodwill is then compared to the carrying value of goodwill.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

Our detailed impairment analysis involves the use of discounted cash flow models and other significant estimates used in determining fair value.  Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results.  Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates.  Our judgments are based on historical experience, current market trends and other information.  In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures.  Critical assumptions include projected comparable store sales growth, timing and number of new store openings, gross profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates and terminal growth rates.  We determine discount rates based on the weighted average cost of capital of a market participant.  Such estimates are derived from our analysis of peer companies and considers the industry weighted average return on debt and equity from a market participant perspective.  We also use comparable market earnings multiple data and our Company’s market capitalization in performing our reporting unit valuation.  Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.  We believe our assumptions are consistent with the plans and estimates used to manage the business; however, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

For the interim impairment test performed as of September 28, 2014, the recorded value of the Company’s consolidated equity was less than zero and therefore the Company was required to perform a Step 2 analysis to test goodwill for impairment.  Based upon the results of the interim impairment test, it was determined that the implied fair value of our goodwill exceeded its carrying value, and as a result, no impairment was necessary.  Likewise, based upon the results of the annual impairment review, it was determined that the fair value of our indefinite-lived intangible assets and reporting unit substantially exceeded the carrying value of the assets, and no impairment was necessary.

No goodwill or indefinite-lived intangible asset impairment existed as of March 29, 2015 and March 30, 2014.

Impairment of Long-Lived Assets

ASC 360, “Impairment of Long-Lived-Assets” requires that long-lived assets other than goodwill and other non-amortizable intangibles be reviewed for impairment whenever events such as adjustments to lease terms or other adverse changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated, and during fiscal 2015, at the time of our interim goodwill impairment analysis, described above, a review of long-lived assets for impairment was conducted in connection with that analysis.  In reviewing for impairment, we compare the carrying value of such assets with finite lives to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

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

Based upon our analysis, the estimated future cash flows substantially exceeded the carrying value of the assets, and no impairment existed as of March 29, 2015 and March 30, 2014.

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

The Company recorded a partial valuation allowance of $41.0 million against its deferred tax assets in fiscal 2013 and recorded a full valuation allowance of $49.7 against the remainder of its deferred tax assets in fiscal 2014.  In fiscal 2015, the Company recorded additional deferred tax assets and a corresponding valuation allowance of $20.1 million.  The Company does not believe that there is a reasonable likelihood that any portion of the full valuation allowance will be reversed in the Company’s five year planning horizon ending in fiscal 2020 and therefore no sensitivity analysis was deemed necessary.

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

To determine the fair value of equity-based payment awards, valuation methods are used which require management to make assumptions and apply judgments. These assumptions and judgments include estimating the future volatility of our stock price, the expected term of the share-based award, dividend yield, risk-free interest rates, future employee turnover rates and future employee stock option exercise behaviors.  Since there is limited trading history of our common stock, the volatility is estimated based on historical price data of publicly traded companies within our peer group having similar characteristics.  Changes in these assumptions can materially affect the fair value estimate and the amount of compensation expense recognized within individual periods.  To the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. However, if actual forfeitures are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

Stock-based compensation awards that provide for accelerated vesting in the event of a change in control, which we believe in the near future is unlikely, could have a material effect on our results of operations. To date, stock-based compensation awards covering approximately 2.8 million shares of our Class A common stock provide for accelerated vesting in the event of a change in control. Additionally, while our forfeiture assumption represents a particularly sensitive estimate that could affect stock-based compensation expense, we do not believe that it is likely to significantly change in the foreseeable future.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 amends existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016.  We do not expect this adoption to have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  We do not expect this adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 amends existing requirements for debt issuance costs, requiring entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and requires retrospective application.  Early adoption is permitted for financial statements that have not been previously issued.  We do not expect this adoption to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides clarification about a customer’s accounting for fees paid in a cloud computing arrangement, and provides guidance to customers about whether a cloud computing arrangement includes a software license, and the portion of the arrangement that should be accounted for as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and may be applied either prospectively or retrospectively, and early adoption is permitted. We do not expect this adoption to have a material impact on our financial statements.

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

March 29, 2015, March 30, 2014 and March 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fairway Group Holdings Corp.

We have audited the accompanying consolidated balance sheets of Fairway Group Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of March 29, 2015 and March 30, 2014, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended March 29, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairway Group Holdings Corp. and subsidiaries as of March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Melville, New York
May 26, 2015

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

March 29, 2015 and March 30, 2014

	March 29,	March 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,362	$58,800
Accounts receivable, net	3,404	5,536
Merchandise inventories	29,150	28,061
Income tax receivable	890	894
Prepaid rent	829	892
Deferred financing fees	1,745	1,751
Prepaid expenses and other current assets	3,036	2,701
Total current assets	75,416	98,635
PROPERTY AND EQUIPMENT, NET	148,293	144,529
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	27,161	25,862
OTHER ASSETS	12,854	15,906
Total assets	$359,136	$380,344
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	31,872	33,971
Accrued expenses and other	23,227	20,455
Total current liabilities	57,849	57,176
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	254,336	253,717
Deferred income taxes	28,091	24,574
Other long-term liabilities	41,463	33,334
Total liabilities	381,739	368,801
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $0.00001 par value per share, 150,000 shares authorized, 29,366 and 29,108 shares issued at March 29, 2015 and March 30, 2014, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000 shares authorized, 14,225 shares issued and outstanding at March 29, 2015 and March 30, 2014	14	14
Treasury stock at cost, 3 shares at March 29, 2015 and March 30, 2014	—	—
Additional paid-in capital	382,271	369,883
Accumulated deficit	(404,888)	(358,354)
Total stockholders’ (deficit) equity	(22,603)	11,543
Total liabilities and stockholders’ (deficit) equity	$359,136	$380,344

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

March 29, 2015,  March 30, 2014 and March 31, 2013

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013

Net sales	$797,555	$775,986	$661,244
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	547,869	524,659	445,379
Gross profit	249,686	251,327	215,865

Direct store expenses	191,313	186,537	154,753
General and administrative expenses	69,604	84,094	60,192
Store opening costs	7,043	10,187	19,015
Production center start-up costs	5,448	4,519	—
Loss from operations	(23,722)	(34,010)	(18,095)

Business interruption and gain on storm-related insurance recoveries	—	3,089	5,000
Interest expense, net	(19,289)	(20,205)	(23,964)
Loss before income taxes	(43,011)	(51,126)	(37,059)

Income tax provision	(3,523)	(29,154)	(25,809)
Net loss	(46,534)	(80,280)	(62,868)

Preferred stock dividends	—	(44,130)	(29,821)
Net loss attributable to common stockholders	$(46,534)	$(124,410)	$(92,689)

Basic and diluted loss per common share	$(1.07)	$(3.10)	$(7.52)
Weighted average common shares outstanding	43,440	40,166	12,326

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands)

Fiscal years ended March 29, 2015,  March 30, 2014 and March 31, 2013

	REDEEMABLE PREFERRED STOCK					STOCKHOLDERS’ DEFICIT
	Series A		Series B			Class A		Class B		Additional
	Preferred Stock		Preferred Stock			Common Stock		Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at April 2, 2012	43	$73,780	64	$130,643	$204,423	12,507	$—	—	$—	$—	—	$—	$(141,364)	$(141,364)
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	109	—	—	—	109
Deemed dividends on preferred stock	—	10,548	—	19,273	29,821	—	—	—	—	(109)	—	—	(29,712)	(29,821)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	136	(1,500)	—	(1,500)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(62,868)	(62,868)
Balance at March 31, 2013	43	84,328	64	149,916	234,244	12,507	—	—	—	—	136	(1,500)	(233,944)	(235,444)
Non-cash stock compensation expense	—	—	—	—	—	—	—	—	—	11,020	—	—	—	11,020
Deemed dividends on preferred stock	—	440	—	863	1,303	—	—	—	—	—	—	—	(1,303)	(1,303)
Exchange of preferred stock for common stock upon consummation of IPO	(43)	(68,572)	(64)	(101,975)	(170,547)	—	—	15,504	16	170,531	—	—	—	170,547
Incremental dividend (paid in cash)	—	2,945	—	8,873	11,818	—	—	—	—	—	—	—	(11,818)	(11,818)
Incremental dividend (at IPO share value)	—	—	—	—	—	—	—	—	—	31,009	—	—	(31,009)	—
Preferred stock dividend	—	(19,141)	—	(57,677)	(76,818)	—	—	—	—	—	—	—	—	—
New shares issued upon consummation of IPO, net of issuance costs	—	—	—	—	—	13,408	—	—	—	158,821	—	—	—	158,821
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	1,279	—	(1,279)	(2)	2	—	—	—	—
Exercise of warrants to purchase shares of common stock	—	—	—	—	—	1,794	—	—	—	(1,500)	(136)	1,500	—	—
Issuance of stock to directors in lieu of cash compensation	—	—	—	—	—	6	—	—	—	—	—	—	—	—
Issuance of stock for vested RSUs	—	—	—	—	—	115	—	—	—	—	—	—	—	—
Cash settlement of unvested restricted shares	—	—	—	—	—	—	—	—	—	—	3	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(80,280)	(80,280)
Balance at March 30, 2014	—	—	—	—	—	29,108	—	14,225	14	369,883	3	—	(358,354)	11,543
Stock compensation expense	—	—	—	—	—	—	—	—	—	12,648	—	—	—	12,648
Cash settlement of vested equity awards						—	—	—	—	(260)	—	—	—	(260)
Issuance of stock for vested RSUs	—	—	—	—	—	257	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(46,534)	(46,534)
Balance at March 29, 2015	—	$—	—	$—	$—	29,366	$—	14,225	$14	$382,271	3	$—	$(404,888)	$(22,603)

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended March 29, 2015,  March 30, 2014 and March 31, 2013

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,534)	$(80,280)	$(62,868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	3,512	29,270	25,798
Deferred rent	8,531	9,575	9,364
Depreciation and amortization of property and equipment	28,126	26,444	21,497
Amortization of intangibles	278	294	279
Amortization of discount on term loans	3,369	3,275	1,553
Amortization of deferred financing fees	1,751	1,742	1,362
Amortization of prepaid rent	317	318	317
Stock compensation expense	13,130	11,020	109
Gain on storm-related insurance recoveries	—	(3,089)	—
Changes in operating assets and liabilities:
Accounts receivable	2,132	(2,983)	(270)
Merchandise inventories	(1,089)	(3,302)	(4,799)
Insurance claims receivable	—	3,761	(5,184)
Prepaid expense and other	(260)	4,919	(4,661)
Other assets	1,245	2,483	(1,308)
Accounts payable	(2,099)	(5,428)	13,383
Accrued expenses and other	2,467	2,505	2,656
Other long-term liabilities	(837)	720	6
Net cash provided by (used in) operating activities	14,039	1,244	(2,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,890)	(43,906)	(57,916)
Acquisition of intangible assets	(1,577)	—	(427)
Insurance proceeds	—	4,403	3,398
Net cash used in investing activities	(33,467)	(39,503)	(54,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	—	—	526,908
Payments on long-term debt	(2,750)	(2,750)	(476,146)
Repurchase of treasury stock	—	—	(1,500)
Cash settlement of vested equity awards	(260)	—	—
Proceeds from shares issued in initial public offering, net	—	158,821	—
Cash dividends paid on preferred stock	—	(76,818)	—
Issuance costs from debt re-pricing	—	(3,917)	—
Net cash (used in) provided by financing activities	(3,010)	75,336	49,262

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,438)	37,077	(8,449)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,800	21,723	30,172
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,362	$58,800	$21,723
Cash paid during the period for:
Interest, net of capitalized amounts	$13,984	$14,954	$21,514
Income taxes	$2	$2	$175

The accompanying notes are an integral part of these financial statements.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Organization

Fairway Group Holdings Corp. was incorporated in the State of Delaware on September 29, 2006 and is controlled by investment funds managed by affiliates of Sterling Investment Partners (collectively, “Sterling”).

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fifteen stores in the Greater New York metropolitan area, four of which include Fairway Wine & Spirits locations. The Company opened three stores in fiscal 2013: the store in Woodland Park, New Jersey, which opened in June 2012, the store in Westbury, New York, which opened in August 2012 and the store in Kips Bay Manhattan, New York, which opened in December 2012; the Company opened two stores in fiscal 2014: the store in the Chelsea neighborhood of Manhattan, NY, which opened in July 2013, and the store in Nanuet, NY, which opened in October 2013; and the Company opened one store in fiscal 2015 in Lake Grove, New York which opened in July 2014. Seven of the Company’s food stores, which the Company refers to as “urban stores,” are located in New York City and the remainder, which the Company refers to as “suburban stores” are located in New York (outside of New York City), New Jersey and Connecticut. The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

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

On April 22, 2013, the Company completed its initial public offering (“IPO”) of 15,697,500 shares of its Class A common stock at a price of $13.00 per share, which included 13,407,632 new shares sold by Fairway and the sale of 2,289,868 shares by existing stockholders (including 2,047,500 sold pursuant to the underwriters exercise of their over-allotment option). The Company received approximately $158.8 million in net proceeds from the IPO after deducting the underwriting discount and expenses related to the IPO. The Company used the net proceeds that it received from the IPO to (i) pay accrued but unpaid dividends on its Series A preferred stock totaling approximately $19.1 million, (ii) pay accrued but unpaid dividends on its Series B preferred stock totaling approximately $57.7 million, (iii) pay $9.2 million to an affiliate of Sterling in connection with the termination of the Company’s management agreement with such affiliate and (iv) pay contractual initial public offering bonuses to certain members of the Company’s management totaling approximately $8.1 million.  During fiscal 2014 and the first quarter of fiscal 2015, the Company used the remaining approximately $64.7 million of the net proceeds in connection with the opening of three new stores, its centralized production facility and capital expenditures on its other stores.    The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. In connection with the IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and all accrued dividends not paid in cash with the proceeds of the IPO.

Principles of Consolidation

The consolidated financial statements include the accounts of Fairway Group Holdings Corp. and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company has selected a fiscal year ending on the Sunday closest to March 31.  These financial statements are presented for the fiscal years ended March 29, 2015  (52 weeks) (“fiscal 2015”) March 30, 2014 (52 weeks) (“fiscal 2014”) and March 31, 2013 (52 weeks) (“fiscal 2013”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  Cash and cash equivalents include cash on hand, cash on deposit with banks and receipts from credit and debit card sales

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 transactions which settle within a few days.  The amount of credit and debit card sales transactions included within cash and cash equivalents as of March 29, 2015 and March 30, 2014 was approximately $9.1 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are composed primarily of vendor rebates from the purchase of goods and are stated at historical cost. Included in accounts receivable are amounts due from employees totaling approximately $56,000 and $112,000 at March 29, 2015 and March 30, 2014, respectively.  Management evaluates accounts receivable to estimate the amount that will not be collected in the future and records the appropriate provision.  The provision for doubtful accounts is recorded as a charge to cost of sales and reduces accounts receivable.

Allowance for doubtful accounts is calculated based on historical experience, vendor credit risk and application of the specific identification method and totaled approximately $1,303,000 and $444,000 at March 29, 2015 and March 30, 2014, respectively.  When a specific account is determined uncollectible, the net recognized receivable is written off.  During fiscal 2015 and fiscal 2014, the Company wrote off $800,000 and $247,000 of accounts receivable balances, respectively.

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

Property and Equipment

Additions to property and equipment are stated at cost, net of accumulated depreciation.

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

The Company capitalizes interest on borrowings used to fund construction in progress during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and actual interest costs are being incurred.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) are related to the Company’s commitment, if any, to return leased facilities to the landlord in an agreed upon condition. This may require actions ranging from cleaning to removal or reversal of certain leasehold improvements. At such time that an ARO is identified, usually at lease inception or if circumstances change that impact the Company’s estimated future costs, the obligation is recorded as a liability with an offsetting capital asset based upon the estimated fair market value of costs to meet the commitment.  Over the life of the lease term, the liability is accreted to meet the actual amount of the

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 obligation, and the recorded asset is depreciated; accretion and depreciation related to ARO for store leases, when recorded, are included in occupancy costs.

The Company has evaluated the provisions of its leases and has determined that there is no ARO as of March 29, 2015 and March 30, 2014.

Goodwill and Other Intangibles Assets

The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 350, Intangibles — Goodwill and Other.  Accordingly, goodwill and identifiable intangible assets with indefinite lives are not amortized, but instead are subject to annual testing for impairment.

The Company’s annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of its goodwill below its carrying value.  During the second quarter of fiscal 2015, due to a continued decline in the market price of the Company’s stock and revisions in expected operating performance, it was determined that such events and circumstances existed, which would require an interim evaluation of goodwill for impairment.  As a result of these developments, the Company performed an interim goodwill impairment test as of September 28, 2014.

The Company’s annual goodwill impairment tests performed as of December 30, 2013 and December 29, 2014 were performed using the two-step goodwill impairment analysis.  Step 1 involves a comparison of the fair value of the Company’s single reporting unit to its carrying value.  If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform Step 2 of the impairment test, and there is no impairment charge recorded.  If the reporting unit’s carrying value exceeds its fair value, the second step must be performed to measure the amount of impairment, if any.  Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, from the fair value of the reporting unit as determined in Step 1.  The implied fair value of goodwill is then compared to the carrying value of goodwill.  If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

For the annual impairment test performed as of December 30, 2013, the carrying value was based on the recorded value of the Company’s consolidated equity, and fair value was determined by using a weighted combination of a market approach (weighted 20%) and income approach (weighted 80%), as this combination was deemed to be the most indicative of the Company’s fair value due to the fact that there was significant information known to the Company in performing the analysis that was not known to the public.

For the interim impairment test performed as of September 28, 2014, the recorded value of the Company’s consolidated equity was less than zero and therefore the Company was required to perform a Step 2 analysis to test goodwill for impairment.  Under Step 2, the Company determined the implied fair value of its goodwill by deducting the fair value of its tangible and intangible assets, excluding goodwill, from the fair value of its reporting unit.  The fair value of the Company’s tangible and intangible assets was based on market participant assumptions including estimates of expected replacement value, quoted market prices of comparable assets and obligations, and expected future cash flows, among other things, which require significant judgment.  Although management believes these estimates and assumptions are reasonable, they are inherently subject to a high degree of uncertainty.  Based on the interim impairment test, the Company concluded that the estimated implied fair value of the Company’s goodwill exceeded its recorded value; as such, no impairment was required to be recorded as of September 28, 2014.

For the annual impairment test performed as of December 29, 2014, the reporting unit carrying and fair values used to perform Step 1 of the impairment analysis were based on the value of the Company’s total invested capital, which considers the value of the Company’s debt as well as its equity.  In determining fair value of the reporting unit for both impairment tests performed during fiscal 2015, management used a weighted combination of several market approaches (weighted 60%, collectively) and an income approach (weighted 40%).  This combination was considered to be most representative of an orderly transaction between market participants in consideration of management’s assessment of the information available to the public at the time the analysis was performed.  Management believes the changes in the methodologies applied in performing the calculations, as described above, are preferable in the circumstances because they provide a better economic indicator of whether a potential impairment of goodwill exists and whether the second step of the goodwill impairment test should be performed.  Such changes were not intended to, nor did they in fact, alter the conclusions of the interim or annual impairment test or their impact on the Company’s financial position.  Based on the results of the annual impairment test, the fair value of the Company’s single reporting unit significantly exceeded the recorded value of its total invested capital as of December 29, 2014.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

Under the market-based approaches utilized in the analyses, the Company utilized the market capitalization of its publicly traded stock, as well as Company-specific metrics and others derived from publicly available industry information to determine earnings multiples and sales multiples that represent an estimate of the fair value of the enterprise.  Under the income approach, the Company determined the fair value based on estimated future cash flows of its reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk and the rate of return an investor would expect to earn.  For the purposes of establishing inputs for the fair value calculations described above, the Company made additional key assumptions including the development of long-range financial forecasts (five years) that assume a mixture of organic growth from the existing store base as well as growth from the opening of new stores based on management’s estimate of future market conditions and discount rates ranging from 15.5% to 17.0% that the Company believes adequately represent the estimation risk inherent in the calculation.    Determining the fair value of a reporting unit requires significant judgment and the use of significant estimates and assumptions, including revenue growth rates and expected future operating margins, discount rates, and future market conditions, among others.  The Company believes its assumptions are reasonable; however, there can be no assurance that the Company’s estimates and assumptions made for the purposes of the Company’s goodwill impairment testing will prove to be accurate predictions of the future.  If the Company’s assumptions regarding forecasted revenue or margin growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection to the Company’s next annual impairment test as of December 28, 2015 or prior to that, if any such change requires testing be performed at an interim date.  It is not possible at this time to determine if any such future impairment charge would result from any testing performed at a future date.

The Company also performed impairment testing on its other indefinite-lived intangible assets as of the date of each of its interim and annual goodwill impairment tests performed during fiscal 2015 and fiscal 2014.  The Company estimates the fair value of these intangible assets using an income approach, based on the relief from royalty method. The forecasted cash flows used in the model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, royalty rates and cost of capital.  Changes in any of the assumptions utilized could affect the fair value of the intangible assets and result in an impairment triggering event.

No impairment of goodwill or indefinite-lived intangible assets was identified during fiscal 2015, fiscal 2014, or fiscal 2013.  As of March 29, 2015, the carrying value of goodwill and other indefinite-lived intangible assets were $95.4 million and $25.6 million, respectively.

Impairment of Long-Lived Assets

ASC 360, Impairment of Long-Lived Assets requires that long-lived assets other than goodwill and other non-amortizable intangibles be reviewed for impairment whenever events such as adjustments to lease terms or other adverse changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated, and during fiscal 2015, at the time of the Company’s interim goodwill impairment analysis, described above, a review of long-lived assets for impairment was conducted in connection with that analysis.  In reviewing for impairment, the Company compares the carrying value of such assets with finite lives to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

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

Based upon the Company’s analysis, the estimated future cash flows substantially exceeded the Company’s value of the assets, and no impairment existed as of March 29, 2015 and March 30, 2014.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

Deferred Rent

The Company leases stores, storage and production facilities and an administrative office under operating leases.  These lease agreements generally include rent escalation clauses, renewal options, rent holidays and incentives.  The Company recognizes scheduled rent increases, incentives and rent holidays on a straight-line basis over the term of the respective leases.

Revenue Recognition

Revenue is recognized at point of sale which is the time of sale.  All discounts provided to customers by the Company are recorded as reductions of sales at the time of sale.  Net sales exclude sales taxes.  Proceeds from the sale of gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. The Company has not applied a gift card breakage rate.

Cost of Sales and Occupancy Costs

Cost of sales includes the cost of merchandise inventories sold during the period (net of discounts and allowances), distribution and food preparation costs and shipping and handling costs.  The Company receives various rebates from third party vendors in the form of purchase or sales volume discounts.  Purchase volume discounts are calculated based on actual purchase volumes and are recognized as a reduction of cost of sales when the related merchandise is sold.  Occupancy costs include store rental costs and property taxes, exclusive of depreciation or amortization expense.

Concentrations of Supplier Risks

The Company’s single largest third-party supplier in fiscal 2015,  2014 and 2013 was White Rose, Inc. (“White Rose”) until White Rose was replaced in December 2014, following its bankruptcy.  Under the Company’s agreement with White Rose, the Company was obligated to purchase substantially all of its requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products that were available from White Rose, for its existing stores.  In December 2014, the Company replaced White Rose with C&S Wholesale Grocers, Inc. (“C&S”), and C&S is now the Company’s largest supplier.  Under the Company’s agreement with C&S, it is obligated to purchase substantially all of its requirements for specified products, principally conventional grocery, dairy, frozen food and ice cream products that are available from C&S, for its existing stores.  Total purchases from White Rose and C&S during fiscal 2015, fiscal 2014 and fiscal 2013 accounted for 15%,  16% and 15%, respectively, of total purchases.  In addition, United Natural Foods, Inc. (“UNFI”), which is the Company’s primary supplier of specified natural and organic products, principally dry grocery, frozen food, vitamins/supplements and health, beauty and wellness, accounted for approximately 10% of its total purchases in fiscal 2015 and approximately 9% of its total purchases in each of fiscal 2014 and 2013. The use of C&S and UNFI gives the Company purchasing power through the volume discounts they receive from manufacturers.

Direct Store Expenses

Direct store expenses consist of store-level expenses such as salaries and benefit costs for the store work force, supplies, store depreciation and store-specific marketing costs.  Store-level labor costs are generally the largest component of direct store expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of non-store specific employee costs, corporate and marketing expenses (including pre-opening advertising costs), management fees (ending in early fiscal 2014), depreciation and amortization expense as well as other expenses associated with corporate headquarters, and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments.

Advertising

Advertising and display costs are expensed as incurred as a component of general and administrative expenses and approximated $4.1 million, $6.6 million and $9.5 million, for fiscal 2015, 2014, and 2013, respectively.  Marketing costs are expensed as incurred as a component of general and administrative expenses and approximated $1.3 million, $1.5 million and $1.2 million for fiscal 2015, 2014 and 2013, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

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

Production Center Start-up Costs

Production center start-up costs include rent expense incurred during construction of a new facility and costs related to the location opening, including costs associated with hiring and training personnel, supplies and other miscellaneous costs. Rent expense is recognized upon receiving possession of the site. Production center start-up costs are expensed as incurred.

Concentrations of Credit Risks

The Company’s customers are consumers located primarily in the New York metropolitan area who purchase products at the Company’s stores.  Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable.  As of March 29, 2015 and March 30, 2014, there were no significant concentrations of accounts receivable or related credit risk.

The Company maintains cash balances at financial institutions.  Accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 29, 2015 and March 30, 2014, the balances exceeding this insurable limit approximated $35.0 million and $54.1 million, respectively.

Approximately 16% and 15% of accounts payable at March 29, 2015 and March 30, 2014, respectively, is due to one supplier.

Fair Value of Financial Instruments

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

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to short term maturities as of March 29, 2015 and March 30, 2014.  The long-term debt (Note 6 - Long-Term Debt) approximated fair value as of March 29, 2015 and March 30, 2014, because it has variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on current market conditions.

Deferred Financing Fees

The Company incurred approximately $0.5 million and $3.4 million of financing fees in fiscal 2014 and 2013, respectively, in conjunction with the debt refinancing discussed in Note 6.  There were no deferred financing fees incurred in fiscal 2015.  These costs are being deferred and amortized using the effective interest method over the life of the related debt instrument.

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

Stock-based compensation awards that provide for accelerated vesting in the event of a change in control, which the Company believes in the near future is unlikely, could have a material effect on the Company’s results of operations. To date, stock-based compensation awards covering approximately 2.8 million shares of our Class A common stock provide for accelerated vesting in the event of a change in control. Additionally, while the Company’s forfeiture assumption represents a particularly sensitive estimate that could affect stock-based compensation expense, the Company does not believe that it is likely to significantly change in the foreseeable future.

Insurance Recoveries

Insurance recoveries related to impairment losses recorded and other recoverable expenses are recognized up to the amount of the related loss or expense in the period that recoveries are deemed probable.  Insurance recoveries under business interruption coverage and insurance gains in excess of amounts written off related to impaired merchandise inventories and property and equipment are recognized when they are realizable and all contingencies have been resolved.  Refer to Note 12 to these financial statements for additional discussion.

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

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

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

The Company does not have any material uncertain tax positions for fiscal 2015, 2014 and 2013.

The Company recorded a partial valuation allowance of $41.0 million against its deferred tax assets in fiscal 2013 and recorded a full valuation allowance against the remainder of its deferred tax assets in fiscal 2014.  The Company does not believe that there is a reasonable likelihood that any portion of the valuation allowance will be reversed in the Company’s five year planning horizon ending in fiscal 2020 and therefore no sensitivity analysis was deemed necessary.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include net realizable value of merchandise inventories and accounts receivable balances, valuation of long-lived assets (including goodwill and intangible assets), useful lives associated with amortization and depreciation of intangible assets, property and equipment, asset retirement obligations, stock compensation and valuation of deferred tax assets.

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

Reclassifications

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation, as described in the notes to the financial statements.  These reclassifications had no effect on previously reported consolidated net income or stockholders’ equity.

The Company has adjusted its consolidated balance sheet as of March 30, 2014 and its consolidated statement of cash flows for fiscal 2013 to revise the classification of its acquired liquor licenses from other assets to intangible assets and to reclassify the associated cash flows from operating cash flows to investing cash flows.  As compared to previously reported amounts, intangible assets, net has increased, and other assets have decreased by $427,000 as of March 30, 2014, with a corresponding increase in net cash used in investing activities and decrease in cash flows used in operating activities for fiscal 2013.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 amends existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods.  This guidance will be effective for the Company in the first quarter of its fiscal year ending April 1, 2018.  The Company does not expect this adoption to have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company does not expect this adoption to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 amends existing requirements for debt issuance costs, requiring entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and requires retrospective application.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect this adoption to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides clarification about a customer’s accounting for fees paid in a cloud computing arrangement, and provides guidance to customers about whether a cloud computing arrangement includes a software license, and the portion of the arrangement that should be accounted for as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and may be applied either prospectively or retrospectively, and early adoption is permitted. The Company does not expect this adoption to have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its accompanying consolidated financial statements.

Treasury Stock

Treasury shares repurchased are recorded at cost.

2.PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	March 29,	March 30,
	2015	2014
Leasehold improvements	$133,013	$123,929
Machinery and equipment	50,680	47,190
Computer equipment	41,709	38,947
Furniture and fixtures	16,591	15,069
Transportation equipment	346	346
Construction in progress	25,761	10,748
Total property and equipment	268,100	236,229

Less accumulated depreciation	(119,807)	(91,700)
Property and equipment, net	$148,293	$144,529

Depreciation expense for property and equipment included in direct store expenses for fiscal 2015, 2014 and 2013 was approximately $24.5 million,  $22.4 million and $17.3 million, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

Depreciation expense for property and equipment included in general and administrative expenses for fiscal 2015, 2014 and 2013 was approximately $3.6 million,  $4.0 million and $4.2 million, respectively.

3.INTANGIBLE ASSETS, NET

The Company’s intangible assets, net consist of the following (in thousands):

h

	March 29, 2015			March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Average Useful Life (Years)	Gross Carrying Amount (a)	Accumulated Amortization
Favorable leases	$3,018	$1,461	19.0	$3,018	$1,275
Non-compete agreement	890	890	8.0	890	798
Total intangible assets subject to amortization	3,908	2,351		3,908	2,073

Tradenames	23,600	—		23,600	—
Acquired liquor licenses	2,004	—		427	—
Total intangible assets	$29,512	$2,351		$27,935	$2,073

(a) as adjusted, see Note 1

Amortization of intangible assets with finite lives amounted to approximately $278,000,  $294,000 and $279,000 during fiscal 2015, 2014 and 2013, respectively.

The following is a schedule of the future amortization of the finite lived intangible assets as of March 29, 2015 for the fiscal years ending (in thousands):

April 3, 2016	$186
April 2, 2017	186
April 1, 2018	186
March 31, 2019	150
March 29, 2020	43
Thereafter	806
$1,557

4.OTHER ASSETS

Other assets consist of the following (in thousands):

	March 29,	March 30,
	2015	2014
Prepaid rent, net	$7,250	$8,443
Deferred financing fees, net	2,780	4,526
Long-term deposits	2,774	2,887
Other	50	50
	$12,854	$15,906

Prepaid rent, net represents the unamortized noncurrent portion of payments made to lessors of the Company’s leased properties for lease extensions and other renegotiations, including a payment of $10.2 million made in January 2007 which is being amortized on a straight-line basis over the remaining term of the associated lease.  Amortization of prepaid rent of $317,000, $318,000 and $317,000  was recorded in fiscal 2015, 2014, and 2013, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

5.ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

	March 29,	March 30,
	2015	2014
Accrued compensation and employee-related benefits	$14,399	$10,013
Accrued utilities	1,933	1,395
Accrued occupancy expenses	1,890	2,697
Sales tax accrual	1,006	921
Gift card liability	950	938
Accrued interest	482	414
Accrued credit card/bank fees	405	457
Accrued advertising	117	361
Deferred vendor incentives	70	1,647
Other accrued expenses	1,975	1,612
	$23,227	$20,455

6.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	March 29,	March 30,
	2015	2014
Credit facility, gross	$268,813	$271,563
Less unamortized discount	(11,727)	(15,096)
Credit facility, net	257,086	256,467
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$254,336	$253,717

A summary of interest expense is as follows (in thousands):

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
Interest on senior credit facility	$14,997	$15,352	$20,014
Interest on subordinated promissory notes payable to related party	—	—	820
Amortization of original issue discount	3,369	3,275	1,553
Amortization of deferred financing fees	1,751	1,742	1,362
Other interest (income) expense, net	(828)	(164)	215
Total	$19,289	$20,205	$23,964

Effective interest rate on senior credit facility	7.8%	7.9%	11.7%

Other interest (income) expense, net includes approximately $976,000 and $263,000 of capitalized interest for fiscal 2015 and 2014, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

The following is the summary of the aggregate principal annual maturities of the Company’s debt as of March 29, 2015 for the fiscal years ending (in thousands):

April 3, 2016	$2,750
April 2, 2017	2,750
April 1, 2018	2,750
March 31, 2019	260,563
$268,813

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at March 29, 2015.  At the time the Company entered into the 2013 Senior Credit Facility new levels for the maximum total

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 leverage ratio financial covenant were established.  Although the Company’s recent operating performance has improved, its profitability has been below expectations at the time that the financial covenant levels were established, and if the Company’s financial performance does not continue to improve, it is possible that the Company will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility immediately due and payable.  The Company has the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

The 2013 Senior Credit Facility resulted in the Company capitalizing new deferred financing fees of approximately $800,000 in fiscal 2013, to be amortized over the life of the loan on the effective interest method. These costs included administrative fees, advisory fees, title fees, and legal and accounting fees.

The Company reviewed the terms of the 2013 Senior Credit Facility and ascertained that the conditions had been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification of the 2012 Senior Credit Facility described below.  In connection with the modification of the 2012 Senior Credit Facility, (i) the unamortized original issue discount of approximately $11.8 million relating to the 2012 Senior Credit Facility and (ii) debt placement fees of approximately $3.6 million in connection with the 2013 Senior Credit Facility are collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method. In addition, approximately $2.1 million of debt related expenses to third parties, pertaining to the 2013 Senior Credit Facility, were expensed as incurred in “General and administrative expenses” during fiscal 2013.

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

At March 29, 2015, the Company had $8.0 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  At March 29, 2015, the Company had $32.0 million of letters of credit outstanding.

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

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

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

The Company reviewed the terms of the 2012 Senior Credit Facility and ascertained that the conditions had been met, pursuant to the FASB’s guidance, to treat the transaction as a debt modification of the 2011 Senior Credit Facility described below.  In connection with the modification of the 2011 Senior Credit Facility, (i) the unamortized original issue discount of approximately $1.8 million relating to the 2011 Senior Credit Facility and (ii) debt placement fees of approximately $7.2 million and new original issue discount of approximately $3.9 million in connection with the 2012 Senior Credit Facility were collectively reflected as original issue discount, to be amortized over the life of the loan on the effective interest method. In addition, approximately $2.8 million of debt related expenses to third parties, pertaining to the 2012 Senior Credit Facility, were expensed as incurred in “General and administrative expenses” during fiscal 2013.

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

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

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

Subordinated Promissory Note Payable to Related Parties

On May 13, 2011, for consideration received of approximately $7.3 million, the Company issued a subordinated promissory note to its then chief executive officer.  The note was subordinated to the 2011 Senior Credit Facility and bore 12% interest per annum.  The interest equal to 10% of the principal amount was payable in cash on the last day of each quarter commencing June 30, 2011.  The interest equal to 2% of the principal amount was payable on the note’s maturity date, March 3, 2018.  On March 7, 2013, the Company fully repaid the subordinated promissory note in the amount of $7.3 million and accrued interest in the amount of $133,000 and deferred interest due in the amount of $267,000.

Interest Rate Cap Agreement

In accordance with the terms of the 2011 Senior Credit Facility, the Company was required to enter into agreements reasonably acceptable to the administrative agent that resulted in at least 50% of the aggregate principal amount of its funded long-term indebtedness being effectively subject to a fixed or maximum interest rate acceptable to the administrative agent.

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

7.OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	March 29,	March 30,
	2015	2014
Deferred rent	$40,961	$32,607
Accrued severance	332	557
Other long-term liabilities	170	170
	$41,463	$33,334

8.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties as described in Note 15, which expire at various times through 2039.  Rent under related-party lease agreements increases annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%, except for certain lease years when the rent is determined by arbitration.  Lease agreements with non-related parties include various escalation clauses.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

We have signed certain leases for which our obligation is not yet established because we do not yet have possession of the site.  The aggregate minimum rental commitments under all operating leases, for which we have possession, as of March 29, 2015 are as follows for the fiscal years ending (in thousands):

April 3, 2016	$38,917
April 2, 2017	38,989
April 1, 2018	37,306
March 31, 2019	37,474
March 29, 2020	37,970
Thereafter	590,068
$780,724

Rent expense for fiscal 2015, 2014 and 2013 approximated $44.1 million,  $38.0 million and $30.5 million, respectively.

Employment Agreements

The employment agreements with certain of the Company’s management employees include, among others, various noncompetition provisions, salary and benefits continuation and severance payments.

The future minimum cash payments under the terms of those agreements as of March 29, 2015 are as follows for the fiscal years ending (in thousands):

April 3, 2016	$3,702
April 2, 2017	647
$4,349

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

In February and March 2014, three purported class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers and directors and the underwriters for the Company’s initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for the Company’s initial public offering and in subsequent communications regarding the Company’s business and financial results. On September 5, 2014, the Company and the other defendants moved to dismiss the amended class action complaint.  On January 20, 2015, the Magistrate appointed by the district judge to whom the case was assigned to review the motions and make a recommendation to the judge recommended that the Company’s and the other defendants’ motion to dismiss be granted in part and denied in part.  The Company filed an objection to the Magistrate’s recommendation.  In March, 2015, the district judge to whom the case was assigned notified the plaintiffs and defendants to refile the complaint and motion to dismiss in light of a recent decision of the Supreme Court.  All revised filings are required to be made by June 30, 2015.  Although the Company believes the claims are without merit and intends to defend this lawsuit vigorously, the Company cannot predict the outcome of this lawsuit.

In April 2014, a purported stockholder derivative action was filed against certain of the Company’s directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, the Company and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling as defendants and asserting claims against them for

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 breach of fiduciary duty and unjust enrichment. On September 29, 2014, the Company and the other defendants moved to dismiss the amended derivative complaint.  On November 10, 2014, the court granted the Company’s and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware.  The plaintiffs have appealed this decision.  A similar case was filed in the Delaware Chancery Court in February 2015, and the Company and the other defendants have moved to dismiss this case as well.  Although the Company believes the claims are without merit and intends to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

In May 2014, a purported wage and hour class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and employees.  This suit alleges, among other things, that certain of the Company’s past and current employees were not properly compensated in accordance with the overtime provisions of the Fair Labor Standards Act.  In May 2015, the Company agreed in principle with the plaintiffs to settle the matter without material financial consequence.

The Company, from time to time, is and may be subject to legal proceedings and claims which arise in the ordinary course of its business.  The Company has not accrued any amounts in connection with these uncertainties, including those discussed above as the Company has determined that losses from these uncertainties are not probable. For all matters, including unasserted claims, where a loss is reasonably possible, the aggregate range of estimated losses is not material to the financial position, results of operations, liquidity or cash flows of the Company.

Regardless of the outcome, these matters or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on the Company’s financial position, results of operations and cash flows.

9.REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock

The Series A and B Preferred Stock was classified as redeemable preferred stock at March 31, 2013 because the shares were redeemable at the option of the Board of Directors (the “Board”) which was controlled by the holders of the preferred stock.

In connection with the Company’s IPO, the Company issued 15,504,296 shares of Class B common stock (of which 33,576 shares automatically converted into 33,576 shares of Class A common stock) in exchange for all outstanding preferred stock and in satisfaction of all accrued dividends not paid in cash with the proceeds of the IPO. The Company used a portion of the net proceeds from its IPO to repay approximately $19.1 million of accrued but unpaid dividends on its Series A preferred stock and approximately $57.7 million of accrued but unpaid dividends on its Series B preferred stock. Because the Company and the preferred stockholders had entered into an agreement to exchange the preferred stock for a fixed number of shares of Class B common stock based on (i) an assumed IPO price of $11.00 per share, (ii) an assumption that $65.0 million of accrued dividends would be paid in cash with the proceeds of the IPO and (iii) the fact that the number of shares of Class B common stock to be issued in the exchange would not change if the Company decreased or increased the amount of accrued dividends that it paid in cash with the net proceeds of the offering, and because the IPO price was greater than $11.00 per share and the amount of dividends paid in cash with the proceeds of the offering increased, the Company recognized an incremental dividend of approximately $42.8 million, consisting of $11.8 million, representing the additional cash proceeds used to pay dividends, and $31.0 million, representing an amount equal to the number of shares of Class B common stock the Company issued multiplied by $2.00, the difference between the $13.00 IPO price and the $11.00 price the Company used to calculate the number of shares of Class B common stock to be issued by the Company in exchange for the preferred stock and accrued but unpaid dividends.

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

The Series B Preferred Stock was nonvoting and was entitled to receive dividends payable in cash at an annual rate of $140 per share from the date of issuance (January 18, 2007) of such shares.  All dividends with respect to Series B Preferred Stock (i) accrued on a daily basis, (ii) were cumulative, whether or not earned or declared, (iii) were compounded quarterly from the date of issuance of such shares and (iv) were payable when declared by the Board.  In addition, the Series B Preferred Stock was redeemable at the option

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 of a majority of the Board at a price of $1,000 per share plus all accrued and unpaid dividends (the “Series B Liquidation Value”), whether or not declared.  Upon a liquidation event, each share of Series B Preferred Stock was entitled to receive an amount equal to the Series B Liquidation Value before any payments could be made in respect of the Common Stock.  At March 29, 2015 and March 30, 2014, the Series B Preferred Stock cumulative deemed dividends were $0, and the total liquidation preference, including dividends, was $0.

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

The Series A Preferred Stockholders were entitled to receive dividends at an annual rate of $150 per share from the date of issuance of such shares.  All dividends with respect to Series A Preferred Stock (i) accrued on a daily basis until paid, (ii) were cumulative, whether or not earned or declared, (iii) were compounded quarterly from the date of issuance of such shares and (iv) were payable when declared by the Board.  In addition, the Series A Preferred Stock was redeemable at the option of a majority of the Board at a price of $1,300 per share plus all accrued and unpaid dividends (the “Series A Liquidation Value”), whether or not declared.  Upon a liquidation event, each share of Series A Preferred Stock was entitled to receive an amount equal to the Series A Liquidation Value before any payments can be made with respect to the Series B Preferred Stock or the Common Stock.  At March 29, 2015 and March 30, 2014, the Series A Preferred Stock cumulative deemed dividends were $0, and the total liquidation preference, including dividends, was $0.

Warrants

The warrants were exercisable at any time on or before March 26, 2016, or the consummation of a liquidation event, as defined.  Any warrants that were not exercised in full before the last day of the exercise period would have been automatically exercised, without further action on the part of the holder, on and as of that date.  There were no warrants issued during fiscal 2015, 2014 or 2013.  There were no warrants exercised during fiscal 2013, and during fiscal 2014, 1,930,822 warrants were exercised, which represented all outstanding warrants.

As of March 29, 2015 and March 30, 2014, there were no warrants outstanding.

10.EQUITY COMPENSATION PLAN AND COMMON STOCK

During fiscal 2015, 2014 and 2013, the Company charged to operations approximately $13.1 million,  $11.0 million and $0.1 million, respectively, for non-cash stock based compensation expense.

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

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

The term of any option shall not exceed ten years from the date of grant.  However, an incentive stock option that is granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, may not have a term that exceeds five years from the date of grant.

As of March 29, 2015 and March 30, 2014, 1,825,289 restricted shares had been issued pursuant to the 2007 Plan.  The shares vest over a period of four to five years. The Company reserves the right to refuse the transfer of such shares until certain conditions have been fulfilled with respect to certain transfers of ownership. During fiscal 2015 and 2014, the Company did not grant any restricted shares.  During fiscal 2013, the Company did not grant any restricted shares and repurchased 6,522 restricted shares for $0.01 per share.

As of March 29, 2015, there was approximately $63,000 of unrecognized compensation expense related to the unvested stock-based compensation awards granted under the 2007 Plan.  The compensation expense is expected to be recognized over a weighted average period of 0.8 years.

A summary of unvested restricted share activity during fiscal 2015 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Balance at March 30, 2014	109,920	$3.55
Granted	—	—
Vested	(94,347)	2.85
Forfeited	—	—
Outstanding unvested awards at March 29, 2015	15,573	$7.81

As of March 29, 2015,  no options have been granted under the Plan.

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

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

Restricted Stock Units

A summary of unvested restricted stock unit activity during fiscal 2015 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding unvested awards at March 30, 2014	2,367,659	$13.44
Granted	1,910,771	3.75
Forfeited	(396,366)	13.64
Vested	(686,440)	10.46
Outstanding unvested awards at March 29, 2015	3,195,624	$8.26

During fiscal 2015 and 2014, 331,000 and 122,000 restricted stock units, respectively, vested in connection with certain executives leaving the Company.  The acceleration of the vesting resulted in incremental non-cash stock based compensation expense of approximately $1,177,000 and $987,000, respectively.

During fiscal 2015, the Company settled approximately 57,000 outstanding restricted stock units upon their vesting in cash of $260,000, which approximated the fair value of the shares at the vesting date.  The amount of cash paid was recorded as a reduction of the stock-based compensation charge as a component of additional paid-in capital.

As of March 29, 2015, approximately $485,000 related to severance payments was included in accrued expenses, which represents the fixed fair value of liabilities to be settled in stock-based awards that have been included in stock-based compensation expense for fiscal 2015, for which requisite service has been completed.

As of March 29, 2015, there was $13.7 million of unrecognized compensation expense related to the restricted stock unit compensation awards granted under the 2013 Plan.  The compensation expense is expected to be recognized over a weighted average period of 1.5 years.

Stock Options

A summary of stock option activity during fiscal 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Balance at March 30, 2014	1,096,362	$13.68
Granted	300,000	3.22
Forfeited	(517,640)	14.45
Exercised	—	—
Outstanding awards at March 29, 2015	878,722	9.65	8.8

Exercisable at March 29, 2015	155,522	$13.35	8.3

During fiscal 2015, approximately 187,000 options vested in connection with certain executives leaving the Company.  The acceleration of the vesting resulted in incremental non-cash stock based compensation expense of approximately $383,000.  No stock options were exercised during fiscal 2015 and 2014.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

	FY 2015	FY 2014
Expected volatility	32.0%	35.6%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.17	6.25
Risk-free interest rate	1.9%	1.2%
Weighted-average grant-date fair value of options granted during the period	$0.77	$4.46
Weighted-average grant-date fair value of options forfeited during the period	$4.42	$4.76

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

As of March 29, 2015, there was $1.6 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.  The compensation expense is expected to be recognized over a weighted average period of 1.7 years.

Stock options outstanding as of March 29, 2015 had aggregate intrinsic value of $825,000. Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

11.MULTIEMPLOYER PLAN AND EMPLOYEE BENEFIT PLAN

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

The Company’s participation in this plan for the plan years ended December 31, 2014, 2013, and 2012 is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  The most recent Pension Protection Act (“PPA”) zone status available as of December 31, 2014 and December 31, 2013 is indicated below.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone.  The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan.  The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject and any minimum funding requirements.  There have been no significant changes that affect the comparability of total employer contributions of fiscal 2015, 2014 and 2013.

Under federal pension law, a plan is considered “endangered” if, at the beginning of the plan year, the funding percentage is less than 80% or in “critical” status if the funding is less than 65 percent (other factors may apply).  If a pension plan enters the “endangered” status, the trustees of the plan are required to adopt a funding improvement plan.  The Plan was in an “endangered” status in the Plan Year ending December 31, 2014 because the Plan’s funded percentage was less than 80% on the first day of the Plan Year but was not projected to experience a funding deficiency within the next seven years.  In an effort to improve the Plan’s funding situation, the trustees adopted a Funding Improvement Plan which is reviewed and updated annually as required.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

		Pension		Company Contributions				Expiration Date
Pension	EIN/Pension	Protection Act	FIP/RP Status	(in thousands)			Surcharge	Of Collective
Fund	Plan Number	Zone Status	Pending	Fiscal 2015	Fiscal 2014	Fiscal 2013	Imposed	Bargaining Agreement
Local 1500 Fund	23-7176372/ 001	Yellow	Implemented	$ 3,900	$ 3,600	$ 2,900	No	See Note Below

At the date the Company’s audited financial statements were issued, the Form 5500 for the plan year ended December 31, 2014 was not available.  For each of the plan years ended December 31, 2013 and 2012, the Company contributed more than 5% of the total contributions to the pension plan.

The Company also offers a noncontributory, defined contribution 401(k) profit sharing plan to all of its nonunion employees.  Employees become eligible when they attain both age 18 and complete one half year of service.  Employee contributions are based on annual salary with a contribution rate ranging up to 15%.  Employer contributions can range up to 3% of an employee’s annual salary, as determined by management, on a discretionary basis.  The Company did not make employer contributions to the plan for fiscal 2015, 2014 and 2013.

As of March 29, 2015, approximately 83.7% of the Company’s employees were covered by four collective bargaining agreements.  Contracts covering 83.8%,  9.4%,  5.5%, and 0.2% of our unionized employees expired March 29, 2015, April 26, 2015, March 29, 2015 and February 28, 2015, respectively.  Fairway and one of the union locals which represents 12 of the 15 food stores, reached agreement on a collective bargaining agreement, which was approved on May 21, 2015 with immediate effect.  Similar collective bargaining agreements are being finalized with the other union locals, which represent the remaining stores.  The parties have agreed to continue operating under the current contracts until the new collective bargaining agreements are finalized.    All the new collective bargaining agreements are expected to have a three year term.

12.INSURANCE CLAIMS AND RECOVERIES RELATED TO HURRICANE SANDY

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

In fiscal 2013, the Company received advances totaling $10.5 million in partial settlement of its insurance claims.  The insurance carriers designated $5.0 million of these advances as non-refundable reimbursement for business interruption losses sustained at Red Hook, which has been recorded as business interruption insurance recoveries in the Consolidated Statements of Operations for fiscal 2013.  The remaining $5.5 million, which represents the carrying values of the damaged inventory and property and equipment, was recorded as a reduction of general and administrative expenses, a direct offset to the associated carrying values written off, in the Consolidated Statements of Operations for fiscal 2013.  Additionally, the Company has recorded approximately $5.2 million for reimbursable ongoing business expenses and remediation costs incurred in connection with Red Hook as a reduction in general and administrative expenses in the Consolidated Statements of Operations for fiscal 2013 as the realization of the claim for loss recovery has been deemed to be probable.

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

13.INCOME TAXES

The Company accounts for income taxes regarding uncertain tax positions, and recognizes interest and penalties related to uncertain tax positions in income tax provision in the Consolidated Statements of Operations.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

The components of the income tax provision for fiscal 2015, 2014 and 2013 are as follows (in thousands):

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
Current income tax (provision) benefit:
Federal	$—	$—	$—
State and city	(11)	116	(11)
Total current income tax (provision) benefit	(11)	116	(11)

Deferred income tax provision:
Federal	(2,286)	(20,214)	(17,803)
State and city	(1,226)	(9,056)	(7,995)
Total deferred income tax provision	(3,512)	(29,270)	(25,798)

Income tax provision	$(3,523)	$(29,154)	$(25,809)

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for fiscal 2015, 2014 and 2013 is summarized as follows:

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	7.4	8.3	8.9
Permanent differences	(2.6)	(2.2)	(0.4)
Valuation Allowance	(46.8)	(97.1)	(110.6)
Other	(0.2)	—	(1.5)
Effective rate	(8.2)%	(57.0)%	(69.6)%

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

The tax effects of the temporary differences which give rise to the deferred tax assets and liabilities are as follows (in thousands):

	March 29,	March 30,
	2015	2014
DEFERRED TAX ASSETS
Provision for bad debts	$557	$190
Accrued compensation	3,365	1,231
Inventory capitalization	2,001	1,786
Favorable leases	751	855
Non-compete agreements	171	184
Sales tax reserve	258	217
Interest - discount	382	439
Deferred rent	17,285	13,644
Tax credits	394	661
Charitable contributions	1,777	1,767
Depreciation	6,885	3,040
Stock compensation	8,443	4,351
Net operating losses	70,471	64,333
Gross deferred tax assets	112,740	92,698
Less valuation allowance	(110,795)	(90,670)
Deferred tax assets	1,945	2,028
DEFERRED TAX LIABILITIES
Goodwill	(22,493)	(19,701)
Indefinite lived intangible assets	(5,593)	(4,873)
Prepaid rent	(1,252)	(974)
Debt issuance costs	(698)	(1,054)
Deferred tax liabilities	(30,036)	(26,602)
Net deferred tax liabilities	$(28,091)	$(24,574)

The following table details the composition of net deferred income tax balances (in thousands):

	March 29,	March 30,
	2015	2014
Current deferred income tax assets	$5,923	$3,207
Less valuation allowance	(5,923)	(3,207)
Net current deferred income tax assets	—	—

Noncurrent deferred tax assets	106,817	89,491
Less valuation allowance	(104,872)	(87,463)
Net non-current deferred tax assets	1,945	2,028
Noncurrent deferred tax liabilities	(30,036)	(26,602)
Net noncurrent deferred income tax liabilities	(28,091)	(24,574)

Net deferred tax liabilities	$(28,091)	$(24,574)

At March 29, 2015, the Company had available U.S. federal net operating losses of approximately $165 million.  These federal net operating loss carry forwards expire at various times beginning in calendar year 2027 through fiscal 2035.  In addition, the Company had various state net operating losses that expire in varying amounts through fiscal 2034.  The Company expects to incur additional pre-tax losses through fiscal 2020 before generating future taxable income.  These cumulative net operating losses were primarily attributable to the Company’s expansion including the building of new stores, increased production and corporate overhead and associated costs of capital.

The Company had total deferred tax assets of approximately $112.7 million as of March 29, 2015, the most significant of which was the deferred tax asset for net operating losses of $70.5 million.  In assessing the realizability of the deferred tax assets, management considered whether it is “more likely than not” that some portion or the entire deferred tax asset would be realized.  Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient taxable income in those periods in which temporary differences become deductible and net operating loss carry forwards can be utilized.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

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

During the thirteen week period ended December 30, 2012, the Company revised its forecast of taxable income through 2018 to take into account its results of operations during the quarter, as this quarter is traditionally the strongest sales quarter for the business because of the number of holidays, which provides management with the most insight needed to forecast future profitability.  Additionally, the forecast was revised for changes in the Company’s expansion plans, in order to give appropriate weight to future uncertainties involving economic conditions, the competitive environment, Company-specific issues and other risk factors. The revised forecast reflected the Company’s consideration of this new evidence, both positive and negative, giving appropriate weight to future uncertainties involving economic conditions, the competitive environment, Company-specific issues and other risk factors.  As a result of such new evidence and uncertainties, the Company believed it prudent to reduce the projected sales and taxable income growth in the latter years of its projection. The primary negative factor evaluated as of December 30, 2012 was an overall decrease in projected future operating income.  As a result, the Company concluded it was not “more likely than not” that all of its deferred tax assets would be realized by the end of fiscal year 2018. Accordingly, the Company recorded a partial valuation allowance of approximately $39 million against deferred tax assets during the thirty-nine weeks ended December 30, 2012. The partial valuation allowance was determined based on the Company’s estimate of being able to utilize approximately $60 million of its net operating losses by the end of fiscal 2018.

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

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

For fiscal 2015 and 2014, the Company recorded an increase to its valuation allowance of $20.1 million and $49.7 million, respectively. This increase was attributable to  $25.9 million in fiscal 2014 to reflect a full valuation allowance against its deferred tax assets at December 29, 2013 and $20.1 million in fiscal 2015 and $23.8 million in fiscal 2014 against deferred tax assets attributable to losses incurred during fiscal 2015 and 2014, respectively.

14. NET LOSS PER COMMON SHARE

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

The following table is a summary of the share amounts (in thousands) used in computing basic and diluted earnings per share and potentially dilutive shares excluded from the computation:

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
Weighted average shares outstanding - basic and diluted	43,440	40,166	12,326
Anti-dilutive securities excluded from diluted loss per share computation:
Options	15	81	—
Warrants	—	—	1,931
Unvested restricted stock	16	110	146
Restricted stock units	382	925	—
Total anti-dilutive securities	412	1,115	2,077

As of March 29, 2015, certain outstanding options to purchase shares of Class A common stock have exercise prices in excess of the Company’s publicly quoted stock price and therefore are not considered potentially dilutive.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

15. RELATED PARTY TRANSACTIONS

Operating Leases and Utility Services

The Company leases several of its facilities and obtains utility services for a single location from entities which are partially owned by Mr. Howard Glickberg, a Company director and former executive officer.  The following table shows the amounts related to such transactions (in thousands) for each of the fiscal years ended:

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
Rent expense:
Broadway	$2,038	$2,006	$2,000
Red Hook	2,149	1,840	1,805
Harlem	1,789	1,760	1,746
Production Bakery	701	689	688

Utility services:
Red Hook	1,239	1,321	623
Related party rent and utility services expense, total	$7,916	$7,617	$6,862

Amounts included in:
Cost of sales	$6,167	$5,794	$5,739
General and administrative expenses	1,749	1,823	1,123
Total	$7,916	$7,617	$6,862

The facility leases referenced are as follows:

•

Broadway –The Company leases part of its Broadway/West Side of Manhattan store facility from an entity which is 33.3% owned by Mr. Glickberg.  This lease terminates on January 31, 2032, subject to two 5-year renewal options.

•

Red Hook – The Company leases its Red Hook store facility from an entity which is 16.67% owned by Mr. Glickberg.  This lease will terminate on October 31, 2016, subject to three 5-year renewal options in favor of the Company.

•

Harlem - The Company leases its Harlem/West Side of Manhattan store facility from an entity which is 33.3% owned by Mr. Glickberg.  This lease will terminate on January 31, 2032, subject to two 5-year renewal options.

•

Production Bakery - The Company leases the property that houses the production bakery from an entity which is 33.3% owned by Mr. Glickberg, which holds real estate adjacent to the Harlem/West Side of Manhattan store facility.  This lease will terminate on January 31, 2032, and is subject to two 5-year renewal options.  The Company also rents the space used as the store’s parking lot from this entity.

The utility services relationship referenced above is as follows:

•

Red Hook – The Company obtains utility services for its Red Hook store facility from an entity which is 16.67% owned by Mr. Glickberg.  During the post-Hurricane Sandy period through fiscal 2014, we obtained utility services from the local utility provider because the co-generation plant was not operational, and the co-generation plant passed on our payments to the local utility provider.

Beginning in fiscal 2012, the Company has been in negotiations with the landlord of the Red Hook store for a reset of the annual base rent for this property.  The Company previously estimated that the reset would increase the Company’s annual base rent for this property by approximately $419,000.  As a result of this increase, the Company estimated that it would owe the landlord an aggregate of $1.4 million, representing additional rent due from November 1, 2011 through February 28, 2015, a forty month period, as a result of such reset, of which $1.0 million was included within accrued expenses and other at March 30, 2014 and the remaining $400,000 was included as part of occupancy costs for fiscal 2015.  In March 2015, the outstanding amount was settled for a cash payment of approximately $1.4 million.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

At March 29, 2015 and March 30, 2014, amounts related to operating leases and utility service agreements due to related parties included in accrued expenses were approximately $0.1 million and $0.9 million, respectively, and amounts due from related parties included in accounts receivable were approximately $0.2 million and $0, respectively.

Management Agreement

Prior to the Company’s IPO, pursuant to a management agreement, the Company paid Sterling Investment Partners Advisers, LLC (“Sterling Advisers”), an affiliate of the Company’s controlling stockholders, an annual management fee (the “management fee”), fees in connection with certain debt and equity financings (other than the IPO) and certain amounts in connection with the termination of the management relationship upon the Company’s IPO.  These amounts, except for those debt financing costs which have been capitalized (See Note 6), have been included as general and administrative expenses in the periods in which they have been incurred.

A summary of amounts incurred related to the management agreement is as follows (in thousands):

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
Management fee	$—	$877	$3,500
Debt financing costs	—	—	4,200
Management agreement termination fee	—	9,200	—
Total	$—	$10,077	$7,700

The management agreement terminated upon the Company’s IPO, at which time all outstanding amounts were settled in cash.  No amounts were payable as of March 29, 2015 and March 30, 2014.

Executive Separations

Effective November 2014, the Company and an executive serving as a director and executive officer entered into a separation agreement in connection with the executive’s retirement from his role as an executive officer.  Pursuant to the separation agreement, the Company will continue to pay the executive’s annual salary for a period of 16 months, an aggregate of approximately $1.7 million, which was included as general and administrative expense for fiscal 2015.  Approximately $439,000 of these payments is expected to be paid in the form of restricted stock unit grants, and has been included as stock-based compensation for fiscal 2015 (See Note 10).  In addition, restricted stock units for an aggregate of 145,924 shares and stock options for an aggregate of 36,481 shares became immediately vested.  All vested stock options expired unexercised 90 days from the date of their vesting. Under the separation agreement, the executive will be entitled to substantially all of the same benefits afforded to him as an employee of the Company, and will continue to serve in his capacity as a company director until the completion of his current term.

In September 2014, the Company’s interim Chief Executive Officer stepped down in connection with his retirement and the hiring of the Company’s new Chief Executive Officer.  Pursuant to the terms of the executive’s employment agreement, as amended, the Company will continue to pay the executive’s annual salary through February 2016, an aggregate of approximately $749,000, which was included as general and administrative expense for fiscal 2015.  In addition, restricted stock units for an aggregate of 127,282 shares and stock options for an aggregate of 117,962 shares became immediately vested.  All vested stock options expired unexercised 90 days from the date of their vesting.  Under the separation agreement, the executive provided assistance and advisory services to the Company’s Chairman, Chief Executive Officer and Co-Presidents for a period of four months for which the executive received a total consulting fee of $112,000.

In February 2014, the Company and its then Chief Executive Officer entered into a separation agreement in connection with that individual’s retirement as Chief Executive Officer.  The separation agreement contains substantially the same rights and obligations as are provided for under his employment agreement. Pursuant to the separation agreement, the Company will continue to pay his annual salary for a period of 18 months, an aggregate of $675,000, which was included as general and administrative expense for fiscal 2014.  In addition, restricted stock units for an aggregate of 115,000 shares of Class A common stock became immediately vested, although he agreed to certain limitations on the number of shares he can sell in any period.  He remains subject to his confidentiality, non-solicitation and non-competition obligations contained in his employment agreement. Pursuant to the separation agreement, he will provide assistance and advisory services to the Company’s Chairman, Chief Executive Officer and Co-Presidents for a period of two years for which he will receive an annual consulting fee of $125,000.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

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

A summary of cash payments related to executive separation is as follows (in thousands):

	Fiscal Years Ended
	March 29,	March 30,	March 31,
	2015	2014	2013
Separation payments	$801	$409	$—
Consulting fees	237	—	—
Total	$1,038	$409	$—

As of March 29, 2015 and March 30, 2014, amounts related to executive separation included in accrued expenses were $2.4 million and $0.7 million, respectively, and amounts included in other long-term liabilities were $0 and $0.2 million, respectively.

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013

16.SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015
Net sales	$198,268	$193,979	$206,219	$199,089
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	136,872	134,676	141,357	134,964
Gross profit	61,396	59,303	64,862	64,125
Direct store expenses	46,957	48,621	48,516	47,219
General and administrative expenses	15,295	17,727	19,503	17,079
Store opening costs	1,686	2,676	1,380	1,301
Production center start-up costs	1,429	1,741	1,316	962
Loss from operations	(3,971)	(11,462)	(5,853)	(2,436)
Interest expense, net	(4,778)	(4,833)	(4,807)	(4,871)
Loss before income taxes	(8,749)	(16,295)	(10,660)	(7,307)
Income tax provision	(945)	(940)	(400)	(1,238)
Net loss	$(9,694)	$(17,235)	$(11,060)	$(8,545)
Basic and diluted loss per common share	$(0.22)	$(0.40)	$(0.25)	$(0.20)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Net sales	$186,778	$183,215	$205,731	$200,262
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	125,378	123,845	140,103	135,333
Gross profit	61,400	59,370	65,628	64,929
Direct store expenses	44,132	45,470	49,449	47,486
General and administrative expenses	33,942	15,067	16,582	18,503
Store opening costs	2,986	3,911	2,140	1,150
Production center start-up costs	498	1,343	1,367	1,311
Loss from operations	(20,158)	(6,421)	(3,910)	(3,521)
Business interruption and gain on storm-related insurance recoveries	—	—	3,089	—
Interest expense, net	(5,385)	(4,999)	(5,061)	(4,760)
Loss before income taxes	(25,543)	(11,420)	(5,882)	(8,281)
Income tax provision(1)	(2,403)	(804)	(25,386)	(561)
Net loss	(27,946)	(12,224)	(31,268)	(8,842)
Preferred stock dividends	(44,130)	—	—	—
Net loss attributable to common shareholders	(72,076)	(12,224)	(31,268)	(8,842)
Basic and diluted loss per common share	$(2.11)	$(0.30)	$(0.74)	$(0.21)

*Quarterly earnings per share information is computed separately for each period.  Therefore, the sum of such quarterly per share amounts may differ from the total year.

(1)	Includes increases in the valuation allowance for deferred taxes of $12.9 million in Q1 2014, $5.9 million in Q2 2014, $27.1 million in Q3 2014 and $3.8 million in Q4 2014.

17. SUBSEQUENT EVENTS

In May 2015 the Company entered into an agreement terminating its lease of a site in the new Hudson Yards development in west midtown Manhattan where the Company had expected to open a store in late calendar 2015 or early calendar 2016.  In connection with the lease termination, the Company has negotiated a limited, conditional right of first negotiation if the developer determines to include a supermarket in the second phase of the Hudson Yards development.  The Company will pay the landlord a total of $3.5 million in connection with the lease termination.

In May 2015 the Company entered into a lease for a new store in the Georgetown section of Brooklyn, New York.  The Company’s current plans are to open this store during calendar 2016, subject to the timing of delivery of the property to the Company by the landlord.  The Company is obligated to issue a $6.0 million letter of credit to the landlord under this lease by no later than August 1, 2015.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended. Under the supervision of management and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2015 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of March 29, 2015.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 29, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 29, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 29, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 29, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended March 29, 2015.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, March 29, 2015 and March 30, 2014

For the Fiscal Years Ended March 29, 2015, March 30, 2014 and March 31, 2013:

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

Fairway Group Holdings Corp.

By:	/s/ John E. Murphy
	Name:	John E. Murphy
	Title:	Chief Executive Officer

Date:	May 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 26, 2015.

Name

/s/ John E. Murphy	Chief Executive Officer
John E. Murphy	(Principal Executive Officer)

/s/ Edward C. Arditte	Co-President and Chief Financial Officer
Edward C. Arditte	(Principal Financial Officer)

/s/ Linda M. Siluk	Vice President, Finance and
Linda M. Siluk	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Charles W. Santoro	Chairman of the Board
Charles W. Santoro

/s/ Michael Barr	Director
Michael Barr

/s/ Howard Glickberg	Director
Howard Glickberg

/s/ Stephen L. Key	Director
Stephen L. Key

/s/ Robert Magnus	Director
Robert Magnus

/s/ Farid Suleman	Director
Farid Suleman

EXHIBIT INDEX

Exhibit No.	Description
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

10.7*

Separation Agreement, dated as of December 8, 2014, between Fairway Group Holdings Corp. and Howard Glickberg (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 10, 2014).

10.8*

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

10.12*

Amended and Restated Employment Agreement, dated as of February 5, 2014, by and between Fairway Group Holdings Corp. and Kevin McDonnell (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

10.13*

Amended and Restated Employment Agreement, dated as of February 5, 2014, by and between Fairway Group Holdings Corp. and William E. Sanford (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

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

10.22*

Amended and Restated Employment Agreement, dated as of February 5, 2014, by and between Fairway Group Holdings Corp. and Edward C. Arditte (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

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

10.27*

Employment Agreement dated as of September 18, 2014, by and between Fairway Group Holdings Corp. and John E. Murphy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 19, 2014).

10.28*

Employment Agreement dated as of November 2, 2014, by and between Fairway Group Holdings Corp. and Dorothy M. Carlow (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 21, 2014).

10.29*	Employment Agreement dated as of April 20, 2015 by and between Fairway Group Holdings Corp. and Maureen Minard.
18.1	Preferability Letter of Independent Registered Public Accounting Firm
21.1	Subsidiaries of Fairway Group Holdings Corp.
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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