Form 10-Q
period 2015-06-28
Fairway Group Holdings Corp
filed 2015-08-04
CIK 1555492

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

As of July 24, 2015, the registrant had 29,805,986 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the quarterly period ended June 28, 2015

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

•	increases in commodity prices;
•	severe weather and other natural disasters in areas in which we have stores, warehouses and/or production facilities;

•	wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;
•	changes to financial accounting standards regarding store leases;
•	impairment of our goodwill; and
•	other factors discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. Although we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations or cautionary statements are disclosed under the sections entitled “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties, and you should not rely upon forward-looking statements as predictions of future events.

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(Unaudited)
	June 28,	March 29,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,197	$36,362
Accounts receivable, net	2,365	3,404
Merchandise inventories	30,065	29,150
Income tax receivable	572	890
Prepaid rent	1,192	829
Deferred financing fees	1,743	1,745
Prepaid expenses and other current assets	2,823	3,036
Total current assets	70,957	75,416
PROPERTY AND EQUIPMENT, NET	144,047	148,293
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	27,115	27,161
OTHER ASSETS	12,136	12,854
Total assets	$349,667	$359,136
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	29,264	31,872
Accrued expenses and other	24,619	23,227
Total current liabilities	56,633	57,849
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	254,497	254,336
Deferred income taxes	29,964	28,091
Other long-term liabilities	42,507	41,463
Total liabilities	383,601	381,739
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Class A common stock, $0.00001 par value per share, 150,000 shares authorized, 29,781 and 29,366 shares issued at June 28, 2015 and March 29, 2015, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000 shares authorized, 14,225 shares issued and outstanding at June 28, 2015 and March 29, 2015	14	14
Treasury stock at cost, 3 shares at June 28, 2015 and March 29, 2015	—	—
Additional paid-in capital	384,874	382,271
Accumulated deficit	(418,822)	(404,888)
Total stockholders’ deficit	(33,934)	(22,603)
Total liabilities and stockholders’ deficit	$349,667	$359,136

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	June 28,	June 29,
	2015	2014

Net sales	$193,774	$198,268
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	132,830	136,872
Gross profit	60,944	61,396

Direct store expenses	47,506	46,957
General and administrative expenses	18,000	15,295
Store opening costs	1,272	1,686
Production center start-up costs	1,087	1,429
Loss from operations	(6,921)	(3,971)

Interest expense, net	(4,855)	(4,778)
Loss before income taxes	(11,776)	(8,749)

Income tax provision	(2,158)	(945)
Net loss	$(13,934)	$(9,694)

Basic and diluted loss per common share	$(0.32)	$(0.22)
Weighted average common shares outstanding	43,787	43,357

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 28,	June 29,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,934)	$(9,694)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	1,873	939
Deferred rent	1,260	1,524
Depreciation and amortization of property and equipment	6,964	6,903
Amortization of intangibles	46	74
Amortization of discount on term loans	849	838
Amortization of deferred financing fees	437	438
Amortization of prepaid rent	79	79
Stock compensation expense	2,417	2,857
Changes in operating assets and liabilities:
Accounts receivable	1,039	(204)
Merchandise inventories	(915)	(1,309)
Prepaid expense and other	168	1,198
Other assets	204	480
Accounts payable	(2,608)	531
Accrued expenses and other	1,362	707
Other long-term liabilities	—	144
Net cash (used in) provided by operating activities	(759)	5,505

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,718)	(14,332)
Net cash used in investing activities	(2,718)	(14,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(688)	(688)
Net cash used in financing activities	(688)	(688)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,165)	(9,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,362	58,800
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,197	49,285
Cash paid during the period for:
Interest, net of capitalized amounts	$3,530	3,500
Income taxes	$2	2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

	STOCKHOLDERS’ DEFICIT
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 30, 2015	29,366	$—	14,225	$14	$382,271	3	$—	$(404,888)	$(22,603)
Non-cash stock compensation	—	—	—	—	2,603	—	—	—	2,603
Issuance of stock for vested RSUs	415	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,934)	(13,934)
Balance at June 28, 2015	29,781	$—	14,225	$14	$384,874	3	$—	$(418,822)	$(33,934)

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

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operates in the retail food industry, selling fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fifteen stores in the Greater New York metropolitan area, four of which include Fairway Wine & Spirits locations.  Fourteen of the stores (including three Wine & Spirits locations) were in operation prior to the beginning of the fiscal year ended March 29, 2015 (“fiscal 2015”) and one store and the Company’s fourth Wine & Spirits location were opened during fiscal 2015, subsequent to June 29, 2014.  The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements in accordance with US GAAP, pursuant to such rules and regulations. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

The accompanying unaudited consolidated financial statements as of June 28, 2015, and for the thirteen weeks ended June 28, 2015 and June 29, 2014 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for the entire fiscal year or any interim period therein.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation and had no effect on previously reported consolidated net loss or stockholders’ deficit.

There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2015 that have had a material impact on the Company’s unaudited interim consolidated financial statements and related notes.

3.NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding for the fiscal period.  Diluted net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding for the fiscal period plus the effect of any potential common shares that have been issued if these additional shares are dilutive.  For all periods presented, basic and diluted net loss per common share are the same, as any additional common stock equivalents would be anti-dilutive.

The following table is a summary of the share amounts (in thousands) used in computing basic and diluted earnings per share and anti-dilutive shares excluded from the computation:

	Thirteen Weeks Ended
	June 28,	June 29,
	2015	2014
Weighted average shares outstanding - basic and diluted	43,787	43,357
Anti-dilutive securities excluded from diluted loss per share computation:
Options	70	—
Unvested restricted stock	7	41
Restricted stock units	1,191	56
Total anti-dilutive securities	1,269	97

As of June 28, 2015 and June 29, 2014 certain of the options to purchase shares of Class A common stock have exercise prices in excess of the Company’s publicly quoted stock price and therefore are not considered potentially dilutive.

4.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	June 28,	March 29,
	2015	2015
Credit facility, gross	$268,125	$268,813
Less unamortized discount	(10,878)	(11,727)
Credit facility, net	257,247	257,086
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$254,497	$254,336

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended
	June 28,	June 29,
	2015	2014

Interest on senior credit facility	$3,753	$3,727
Amortization of original issue discount	849	838
Amortization of deferred financing fees	437	438
Other interest (income) expense, net	(184)	(225)
Total	$4,855	$4,778

Effective interest rate on senior credit facility	7.8%	7.8%

Other interest (income) expense, net includes approximately $228,000 and $221,000 of capitalized interest for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively.

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

The Company was in compliance with all applicable affirmative, negative and financial covenants set forth under the 2013 Senior Credit Facility at June 28, 2015.  Because the Company’s recent operating performance has been below the Company’s expectations at the time that the financial covenants in its senior credit facility were established, if the Company’s financial performance does not improve, it is possible that the Company will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility immediately due and payable.  The Company has the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

At June 28, 2015, the Company had $29.6 million of outstanding letters of credit, and $10.4 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit.  Subsequent to

June 28, 2015, the Company increased its outstanding letters of credit by $3.0 million in the aggregate, decreasing its availability under the 2013 Revolving Facility to $7.4 million.

5.STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation  which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $2.4 million and $2.9 million for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

Included in the amounts recorded for the thirteen weeks ended June 29, 2014 are: (i) approximately  $96,000  representing the value of restricted stock units issued to certain directors during such period in payment of the directors’ fees for the calendar quarter ended June 30, 2014; (ii) approximately $41,000 representing the value of restricted stock units issued during such period to the Company’s chairman in payment of his fees for serving as executive chairman for the calendar quarter ended June 30, 2014; and (iii) approximately $187,500 representing the value of restricted stock units issued to a former executive officer in partial payment of his salary for the calendar quarter ended June 30, 2014.  All of these restricted stock units were vested upon issuance but will be settled in shares of Class A common stock in the future. No such items were included in stock-based compensation expense during the thirteen weeks ended June 28, 2015.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in the Company’s Annual Proxy Statement for its 2015 annual meeting of stockholders filed with the Securities and Exchange Commission on June 23, 2015 under the caption “Executive Compensation—Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the thirteen weeks ended June 28, 2015 are summarized as follows:

2007 Equity Compensation Plan

As of June 28, 2015, there was $47,000 of unrecognized compensation expense related to the restricted stock awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the thirteen weeks ended June 28, 2015  is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding unvested awards at March 29, 2015	15,573	$7.81
Granted	—	—
Vested	(7,786)	7.81
Forfeited	—	—
Outstanding unvested awards at June 28, 2015	7,787	$7.81

2013 Long-Term Incentive Plan

Restricted Stock Units

As of June 28, 2015, there was $10.7 million of unrecognized compensation expense related to the restricted stock unit awards (“RSU”s) granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the thirteen weeks ended June 28, 2015  is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding unvested awards at March 29, 2015	3,195,624	$8.26
Granted	248,347	4.84
Forfeited	(28,668)	13.44
Vested	(258,593)	10.87
Outstanding unvested awards at June 28, 2015	3,156,710	$7.73

Approximately 13,847 RSUs with a grant-date fair value of approximately $94,000 granted during the thirteen weeks ended June 28, 2015 related to executive separation agreements, which were charged to expense during fiscal 2015.  As of June 28, 2015, approximately $305,000 is included in accrued expenses related to separation payments to be made in RSUs in future periods.

Stock Options

As of June 28, 2015, there was $1.4 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the thirteen weeks ended June 28, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Balance at March 29, 2015	878,722	$9.65
Granted	—	—
Forfeited	(36,955)	15.01
Exercised	—	—
Outstanding awards at June 28, 2015	841,767	9.42	8.6

Exercisable at June 28, 2015	237,128	$13.18	8.0

Stock options outstanding as of June 28, 2015 had $264,000 of aggregate intrinsic value.  Aggregate intrinsic value represents the value of the Company’s stock based on the closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

6.RELATED PARTY TRANSACTIONS

Operating Leases and Utility Services

A director who is a former executive officer of the Company:

•	owns one-third of certain entities from which the Company leases certain stores, a production bakery, and warehouses;

•	owns one-sixth of an entity from which the Company leases its Red Hook, Brooklyn, NY (“Red Hook”) store; and
•	owns one-sixth of an entity from which the Company obtains utility services for its Red Hook store.

Total amounts related to the foregoing included $1.5 million and $1.5 million in cost of sales and $0.4 million and $0.4 million in general and administrative expenses for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively.  At June 28, 2015 and March 29, 2015, amounts payable to related parties included in accrued expenses were $0 and $0.1 million, respectively, and receivables from related parties of $0.3 million and $0.2 million, respectively, were included in accounts receivable.

Executive Separations

In connection with the separation of the Company’s then Chief Executive Officer in February 2014, its then Interim Chief Executive Officer in September 2014, and the retirement of an individual who served as an executive officer in November 2014 (although this individual remains a director), the Company entered into separation agreements with the departed individuals.  Under certain of these agreements, the Company entered into consulting arrangements with the departed individuals and was obligated to provide salary and benefit continuation, which required the payment of cash and the grant of restricted stock units.  Under these agreements, the Company paid cash of $1.0 million and $47,000 for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively.  During the thirteen weeks ended June 28, 2015, the Company granted approximately 13,847 restricted stock units with a grant date fair value of approximately $94,000 related to these agreements.  No restricted stock units related to these agreements were granted during the thirteen weeks ended June 29, 2014.

As June 28, 2015 and March 29, 2015, amounts related to executive separation included in accrued expenses were $1.4 million and $2.4 million, respectively.

7.INCOME TAXES

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the thirteen weeks ended June 28, 2015 is summarized as follows:

	Thirteen Weeks Ended
	June 28,	June 29,
	2015	2014
Federal statutory rate	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	6.8	8.7
Permanent differences	(2.0)	(0.4)
Stock compensation	(8.0)	—
Valuation allowance	(49.1)	(53.1)
Effective rate	(18.3)%	(10.8)%

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the thirteen weeks ended June 28, 2015 and June 29, 2014, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision which included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Based on management’s assessment, the Company has placed a valuation reserve against its deferred tax assets, as it is more likely than not that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  The Company regularly reviews the net deferred tax valuation allowance to determine if available evidence continues to support the position that it is more likely than not that a portion of or the entire deferred tax asset will not be realized in the future. As of June 28, 2015, management could not conclude that it is more likely than not that the deferred tax assets will be realized. As a result, the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For more information regarding the Company’s valuation allowance against its deferred tax assets, please see Note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

The valuation allowance was $116.6 million and $110.8 million as of June 28, 2015 and March 29, 2015, respectively.

8.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties as described in Note 6, which expire at various times through 2039. Required rent payments under lease agreements with related parties increase annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%, except for certain lease years when the rent is determined by arbitration. Lease agreements with non-related parties include various escalation clauses.

The Company has signed certain leases for which the Company’s obligation is not yet established because the Company does not yet have possession of the site. The aggregate minimum rental commitments under all operating leases, for which the Company has possession, as of June 28, 2015 are as follows for the fiscal years ending (in thousands):

April 3, 2016	$29,449
April 2, 2017	38,989
April 1, 2018	37,306
March 31, 2019	37,474
March 29, 2020	37,970
Thereafter	590,068
$771,256

Rent expense for the thirteen weeks ended June 28, 2015 and June 29, 2014 was approximately $11.2 million and $10.2 million, respectively.

During the thirteen weeks ended June 28, 2015, the Company entered into an agreement terminating its lease of a site in the new Hudson Yards development in west midtown Manhattan where the Company had expected to open a store in late calendar 2015 or early calendar 2016. In connection with the lease termination, the Company recorded a charge of $3.7 million during the thirteen weeks ended June 28, 2015, which has been included in general and administrative expenses. The amount recorded includes $3.5 million paid in cash to the landlord, of which $0.5 million was paid during the thirteen weeks ended June 28, 2015 and the remainder was paid in July 2015, and the impairment of $0.2 million of previously capitalized investments in the store site. The $3.0 million that was paid in July 2015 has been included in accrued expenses as of June 28, 2015.

Other Contingencies

The Company obtains its utility services for the Red Hook store from an entity which is one sixth  owned by an individual who is a Company director and former executive officer. The Company believes that the entity has overcharged for utilities since its initial occupancy of the premises. Since November 2008, with the exception of the post-Hurricane Sandy period through fiscal 2014, when the Company received utilities from the local utility provider because the co-generation plant was not operational, the Company has taken deductions from the utility invoices based on the methodology that the Company believes represents the parties’ original intentions with respect to the utility calculations. The Company believes that it will be successful in negotiating an amicable resolution of this matter between the parties. The Company also believes that the resolution of this matter will not have a material adverse effect on its financial condition and results of operations.

In February and March 2014, three purported securities class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers and directors and the underwriters for the Company’s initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for the Company’s initial public offering and in subsequent communications regarding the Company’s business and financial results. On September 5, 2014, the Company and the other defendants moved to dismiss the amended class action complaint. On January 20, 2015, the Magistrate appointed by the district judge to whom the case was assigned to review the motions and make a recommendation to the judge recommended that the Company’s and the other defendants’ motion to dismiss be granted in part and denied in part. The Company filed an objection to the Magistrate’s recommendation. In March 2015, the district judge to whom the case was assigned notified the plaintiffs and defendants to refile the complaint and motion to dismiss in light of a recent decision of the Supreme Court. All revised filings have been filed with the court. Although the Company believes the claims are without merit and intends to defend this lawsuit vigorously, the Company cannot predict the outcome of this lawsuit.

In April 2014, a purported stockholder derivative action was filed against certain of the Company’s directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, the Company and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, the Company and the other defendants moved to dismiss the amended derivative complaint. On November 10, 2014, the court granted the Company’s and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware. On June 18, 2015, the court denied the plaintiffs’ motion for reconsideration. The plaintiffs’ appeal brief is due by September 14, 2015. A similar case was filed in the Delaware Chancery Court in February 2015, and the Company and the other defendants have moved to dismiss this case as well. Although the Company believes the claims are without merit and intends to defend these lawsuits vigorously, the Company cannot predict the outcome of these lawsuits.

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

9.RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 amends existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017.  The Company does not expect this adoption to have a material impact on its financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen weeks ended June 28, 2015 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending April 3, 2016.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2015” refers to our fiscal year ended on March 29, 2015 and “fiscal 2016” refers to our fiscal year ending April 3, 2016.  The thirteen week periods ended June 29, 2014 and June 28, 2015 are the first fiscal quarter of fiscal 2015 and fiscal 2016, respectively.

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

We operate fifteen locations in New York, New Jersey and Connecticut, four of which include Fairway Wines & Spirits locations.  Fourteen of the stores were in operation prior to the beginning of fiscal 2015; one store and one Wine & Spirits location were opened during fiscal 2015, subsequent to June 29, 2014.

We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies and value positioning.

We intend to continue our growth by expanding our store base in the Greater New York City metropolitan area, improving our operating margins and increasing sales at existing stores.  For the next several years, we intend to grow our store base in the Greater New York City metropolitan area and, over time, we also plan to expand Fairway’s presence into new, high-density metropolitan markets.

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

We believe our differentiated format and destination one-stop shopping appeal attracts customers from as far as twenty-five miles away. As we open new stores in closer proximity to our customers who currently travel longer distances to shop at our stores, we expect some of these customers to take advantage of the convenience of our new locations. As a result, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to these new, closer locations. Consequently, while we expect our new stores will impact sales at our existing stores in close proximity, we believe that by making shopping at our stores for those customers who travel longer distances more convenient, our overall sales to these customers will increase as they increase the frequency and amount of purchases from our stores.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our financial results can be positively impacted in the short term as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass price increases to our customers, which is subject to competitive market conditions.

Infrastructure Investment

Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in management, information technology systems, compliance and marketing. These investments include additions to our company’s personnel, including experienced industry executives and the management and merchandising teams to support our long-term growth objectives.

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

Developments in Competitive Landscape

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. Because we offer a full assortment of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries, we compete with various types of retailers, including alternative food retailers such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite, Food Emporium and A&P, retailers with “big box” formats such as Target and Wal-Mart and warehouse clubs such as Costco and BJ’s Wholesale Club. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. Due to the increasingly competitive environment in which we operate, our operating results have been, and in the future may be, negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing. In addition, other established food retailers could enter our markets, increasing competition for market share.

Changes in Interest Expense

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness.

Effect of Weather-related and Other Emergencies

During any fiscal period, events of extreme weather and other emergencies such as mass utility outages can cause changes in consumer behavior, labor availability, suppliers’ ability to meet our demand and in some cases our ability to keep our stores open immediately before, during, and immediately following such events, which can have a  significant impact on our operating results.

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

Various factors may affect our same-store sales, including:

•	our competition, including competitor store openings or closings near our stores;
•	our opening of new stores in the vicinity of our existing stores;
•	our price optimization initiative;
•	the pricing of our products, including the effects of competition, inflation or deflation and promotions;
•	the number and dollar amount of customer transactions in our stores;
•	overall economic trends and conditions in our markets;
•	consumer preferences, buying trends and spending levels;
•	our ability to provide product offerings that generate new and repeat visits to our stores;
•	the level of customer service that we provide in our stores;
•	our in-store merchandising-related activities;
•	our ability to source products efficiently;
•	whether a holiday falls in the same or a different fiscal period; and
•	the occurrence of severe weather conditions and other natural disasters during a fiscal period, which can cause store closures and/or consumer stocking of products.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs that are not store specific, depreciation and amortization expense as well as other expenses associated with our corporate headquarters, management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments.

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

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Management and our board also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenant in our senior credit facility is based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for the four fiscal quarter period ended June 28, 2015 and June 29, 2014 was $41.5 million and $51.4 million, respectively, compared to Adjusted EBITDA for the four fiscal quarter period ended June 28, 2015 and June 29, 2014 of $39.8 million and $47.2 million, respectively. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, equity compensation charges, store opening costs (including pre-opening advertising costs), production center start-up costs, severance related expenses, organizational realignment costs, transaction expenses and bonuses, and other one-time charges and non-operating expenses which we believe may distort period-to-period comparison. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. Items such as production center start-up costs, severance-related expenses, non-recurring charges, organizational realignment costs and transaction expenses and bonuses were incurred and associated with discrete and different events not relating to our core on-going operations, including an organizational realignment to remove redundant costs and streamline parts of our business model to enhance overall productivity that we began in the fourth quarter of fiscal 2014 and completed in fiscal 2015. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

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

	Thirteen Weeks Ended
	June 28,		June 29,
	2015		2014
		% of		% of
		Net Sales		Net Sales

Net loss	$(13,934)	(7.2)%	$(9,694)	(4.9)%

Interest expense, net (a)	4,855	2.5	4,778	2.4
Income tax provision	2,158	1.1	945	0.5
Store depreciation and amortization	6,248	3.2	6,020	3.0
Corporate depreciation and amortization	841	0.4	1,036	0.5
Non-operating expenses (b)	3,761	1.9	—	—
Equity compensation charge	2,417	1.2	2,857	1.4
Store opening costs	1,272	0.7	1,686	0.9
Production center start-up costs	1,087	0.6	1,429	0.7
Professional services (c)	295	0.2	704	0.4
Severance (d)	108	0.1	767	0.4
Pre-opening advertising costs	—	—	604	0.3
Adjusted EBITDA	$9,108	4.7%	$11,132	5.6%

(a)	Includes amortization of deferred financing costs and original issue discount.

(b)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations not related to professional services.  Includes approximately $3.7 million for the thirteen weeks ended June 28, 2015 related to the termination of the lease for our former Hudson Yards location.

(c)	Consists of charges that were incurred and associated with discrete events that do not relate to and are not indicative of our core on-going operations, including litigation and recruitment fees.

(d)

Represents severance charges related to our organizational realignment, including payments required to be paid under agreements in connection with the separation of certain of our former executive officers.

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

Goodwill Impairment

Our annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when we determine that events or changes in circumstances exist that would more likely than not reduce the fair value of our goodwill below its carrying value.  There were no goodwill or intangible asset impairments recorded in the thirteen weeks ended June 28, 2015 and June 29, 2014.  As of June 28, 2015, the carrying value of goodwill was $95.4 million.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended

	June 28,		June 29,
	2015		2014

	(dollars in thousands)
Net sales	$193,774	100.0%	$198,268	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	132,830	68.5	136,872	69.0
Gross profit	60,944	31.5	61,396	31.0

Direct store expenses	47,506	24.5	46,957	23.7
General and administrative expenses	18,000	9.3	15,295	7.7
Store opening costs	1,272	0.7	1,686	0.9
Production center start-up costs	1,087	0.6	1,429	0.7
Loss from operations	(6,921)	(3.6)	(3,971)	(2.0)

Interest expense, net	(4,855)	(2.5)	(4,778)	(2.4)
Loss before income taxes	(11,776)	(6.1)	(8,749)	(4.4)

Income tax provision	(2,158)	(1.1)	(945)	(0.5)
Net loss	$(13,934)	(7.2)%	$(9,694)	(4.9)%

Thirteen Weeks Ended June 28, 2015 Compared With Thirteen Weeks Ended June 29, 2014

Net Sales

We had net sales of  $193.8 million in the thirteen weeks ended June 28, 2015,  a decrease of $4.5 million, or 2.3%, from $198.3 million in the thirteen weeks ended June 29, 2014.  This decrease was primarily attributable to lower same store sales, in part due to lower net sales contribution from our Upper Eastside store as a result of a recent competitive opening and higher promotional activity during the quarter, partially offset by the sales contribution from our store opened subsequent to the thirteen weeks ended June 29, 2014.  During the thirteen weeks ended June 28, 2015 we invested approximately $2.8 million in promotional activity, in large part due to the continued development of our digital customer engagement strategy, an increase of $2.7 million over the same period in the prior year.

Comparable store sales decreased 5.3% in the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014, primarily due to a decrease in sales at our Upper Eastside location as a result of a competitive opening and an increase in coupon activity. Customer transactions in our comparable stores decreased by 7.4%, although the average transaction size at our comparable stores increased by 2.3%. We estimate that comparable store sales were impacted by approximately 170 basis points from the competitive opening on the Upper Eastside and 130 basis points from increased promotional activity. Excluding the impacts of the Upper Eastside and the promotional activity from both periods, we estimate comparable store sales decreased 2.3% in the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014.

Gross Profit

Gross profit was  $60.9 million for the thirteen weeks ended June 28, 2015 compared to $61.4 million for the thirteen weeks ended June 29, 2014.  Our gross margin increased approximately 50 basis points to 31.5% for the thirteen weeks ended June 28, 2015 from 31.0% for the thirteen weeks ended June 29, 2014.  The increase in gross margin was due to improved merchandise margins, partially offset by an increase in occupancy costs. Despite increased promotional activity during the thirteen weeks ended June 28, 2015, our merchandise margin improved approximately 100 basis points due to price optimization and enhanced procurement disciplines.

Direct Store Expenses

Direct store expenses were $47.5 million in the thirteen weeks ended June 28, 2015,  an increase of $0.5 million, or 1.2%, from $47.0 million for the thirteen weeks ended June 29, 2014.  The increase in direct store expenses was primarily attributable to the increase in the number of stores in operation during the period.  Despite having one additional store in operation during the thirteen weeks ended June 28, 2015, our store labor expenses decreased $0.1 million.  Other store operating expenses increased $0.4 million in the thirteen weeks ended June 28, 2015, compared to the thirteen weeks ended June 29, 2014.  The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased $0.2 million to $6.2 million for the thirteen weeks ended June 28, 2015, compared to direct store depreciation expense for the thirteen weeks ended June 29, 2014 of $6.0 million.  The increase in direct store depreciation expense for the thirteen weeks ended June 28, 2015 compared with the thirteen weeks ended June 29, 2014 is attributable to the increase in the number of stores in operation during the period.

Direct store expenses, as a percentage of net sales, increased approximately 80 basis points to 24.5% in the thirteen weeks ended June 28, 2015 from 23.7% in the thirteen weeks ended June 29, 2014.  Excluding depreciation and amortization, store expenses as a percentage of sales were 21.3% in the thirteen weeks ended June 28, 2015 compared to 20.6% in the thirteen weeks ended June 29, 2014.  The increase in store expenses as a percentage of sales was primarily attributable to higher fringe expenses, in part due to higher costs associated with the Affordable Care Act and an increase in advertising.

General and Administrative Expenses

General and administrative expenses were $18.0 million for the thirteen weeks ended June 28, 2015,  an increase of $2.7 million, or 17.7%, from $15.3 million for the thirteen weeks ended June 29, 2014. The increase in general and administrative expenses was due to $3.8 million in non-operating expenses, primarily attributable to costs related to the lease termination at our former Hudson Yards location. The increase in general and administrative expenses was partially offset by lower severance, professional services, equity compensation and pre-opening advertising expenses.  Excluding the impact of the expense related to Hudson Yards, general and administrative expenses decreased approximately $1.0 million, or 6.5%. The portion of depreciation and amortization included in general and administrative expense was $0.8 million for the thirteen weeks ended June 28, 2015, a decrease of $0.2 million from $1.0 million for the thirteen weeks ended June 29, 2014. The Central Services component of general and administrative expenses increased $1.3 million in the thirteen weeks ended June 28, 2015 compared to the same period in the prior year.

General and administrative expenses, as a percentage of net sales, increased to 9.3% for the thirteen weeks ended June 28, 2015, from 7.7% for the thirteen weeks ended June 29, 2014.  Excluding the impact of the $3.7 million of costs related to the lease termination at our former Hudson Yards location, general and administrative expenses, as a percentage of sales decreased approximately 20 basis points to 7.5% in the thirteen weeks ended June 28, 2015 compared to the same period in the prior year. The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	June 28,		June 29,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
General and administrative expenses	$18,000	9.3%	$15,295	7.7%
Non-operating expenses	(3,761)	(1.9)	—	—
	14,239	7.3	15,295	7.7

Equity compensation charge	(2,417)	(1.2)	(2,857)	(1.4)
Corporate depreciation and amortization	(841)	(0.4)	(1,036)	(0.5)
Professional services	(295)	(0.2)	(704)	(0.4)
Severance	(108)	(0.1)	(767)	(0.4)
Pre-opening advertising costs	—	—	(604)	(0.3)
Central services	$10,578	5.5%	$9,327	4.7%

Store Opening Costs

Store opening costs were $1.3 million for the thirteen weeks ended June 28, 2015,  a decrease of approximately $0.4 million, or 24.6%, from $1.7 million for the thirteen weeks ended June 29, 2014.  Store opening costs for the thirteen weeks ended June 28, 2015 were incurred in connection with the store in TriBeCa which has not yet opened.  Store opening costs for the thirteen weeks ended June 29, 2014 related to the store we opened in Lake Grove, New York in July 2014. Approximately $0.5 million and $0.4 million of store opening costs for the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.1 million for the thirteen weeks ended June 28, 2015,  a decrease of $0.3 million from $1.4 million for the thirteen weeks ended June 29, 2014.  Approximately $0.4 million of these costs for the thirteen weeks ended June 29, 2014 did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirteen weeks ended June 28, 2015, our operating loss was $6.9 million,  an increase of $3.0 million from a loss of $4.0 million for the thirteen weeks ended June 29, 2014.  The increase in the loss from operations was due to an increase in general and administrative expenses, primarily due to the costs related to the lease termination at our former Hudson Yards location, lower gross profit, in part due to increased promotional activity and higher direct store expenses, partially offset by a reduction in store opening costs and production center start-up costs.

Interest Expense

Interest expense increased  $0.1 million, to $4.9 million for the thirteen weeks ended June 28, 2015, from $4.8 million for the thirteen weeks ended June 29, 2014,  primarily due to an increase in letters of credit outstanding.  The cash portion of interest expense for the thirteen weeks ended June 28, 2015 and the thirteen weeks ended June 29, 2014 was $3.8 million and $3.7 million, respectively.

Income Taxes

We recorded an income tax provision of $2.2 million for the thirteen weeks ended June 28, 2015  compared to a provision of $0.9 million for the thirteen weeks ended June 29, 2014. We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets. Our current expectation of the income tax provision for the full year is in the range of approximately $3.5 million to $4.0 million, which is expected to be primarily non-cash.

Net Loss

Our net loss was $13.9 million for the thirteen weeks ended June 28, 2015,  an increase of $4.2 million, from a net loss of $9.7 million for the thirteen weeks ended June 29, 2014. The increase in net loss was primarily attributable to an increase in general and administrative expenses, primarily due to the costs related to the lease termination at our former Hudson Yards location, an increase in the income tax provision, lower gross profit, in part due to increased promotional activity and higher direct store expenses, partially offset by a reduction in store opening costs and production center start-up costs.

Our adjusted net loss was $3.9 million for the thirteen weeks ended June 28, 2015,  an increase of $0.8 million compared to an adjusted net loss of $3.1 million for the thirteen weeks ended June 29, 2014.  We define adjusted net loss as net loss plus any transaction expenses, non-cash charges, one-time charges and non-operating expenses which we believe may distort period-to-period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	June 28,		June 29,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(13,934)	(7.2)%	$(9,694)	(4.9)%
Non-operating expenses	3,761	1.9	—	—
Equity compensation charge	2,417	1.2	2,857	1.4
Income tax provision	2,158	1.1	945	0.5
Non-cash interest	1,286	0.7	1,276	0.6
Professional services	295	0.2	704	0.4
Severance	108	0.1	767	0.4
Adjusted net loss	$(3,909)	(2.0)%	$(3,145)	(1.6)%

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our 2013 Senior Credit Facility. Our primary uses of cash are purchases of merchandise inventories, operating expenses, capital expenditures, primarily for opening new stores and infrastructure, and debt service. We believe that our cash on hand and the cash generated from operations, together with the borrowing availability under our 2013 Senior Credit Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made and expenses incurred in connection with opening new stores. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of our debt. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At June 28, 2015, we had $32.2 million in cash and cash equivalents and $10.4 million in borrowing availability pursuant to our 2013 Senior Credit Facility.  Subsequent to June 28, 2015,  outstanding letters of credit were increased by  $3.0 million in aggregate,  decreasing our borrowing availability under the 2013 Senior Credit Facility to $7.4 million.

We were in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility at June 28, 2015.  At the time we entered into the 2013 Senior Credit Facility new levels for the maximum total leverage ratio financial covenant were established.  Our profitability has been below expectations at the time that the financial covenant levels were established, and if our financial performance does not improve, it is possible that the Company will not meet the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility immediately due and payable. We have the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

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

A summary of our operating, investing and financing activities is shown in the following table:

	Thirteen Weeks Ended
	June 28,	June 29,
	2015	2014

	(in thousands)
Net cash (used in) provided by operating activities	$(759)	$5,505
Net cash used in investing activities	(2,718)	(14,332)
Net cash used in financing activities	(688)	(688)
Net decrease in cash and cash equivalents	$(4,165)	$(9,515)

Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation and changes in deferred income taxes and the effect of working capital changes.

We used cash in operating activities of $0.8 million during the thirteen weeks ended June 28, 2015, while operating activities provided $5.5 million of cash during the thirteen weeks ended June 29, 2014. The decrease in cash provided by operating activities is primarily related to the timing of payments to our vendors and the higher net loss in the current quarter.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $2.7 million in the thirteen weeks ended June 28, 2015, of which $1.0 million was in connection with our new production facility, and $0.1 million was in connection with the store in the TriBeCa neighborhood of New York City, which has not yet opened.  The remaining approximately $1.6 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $14.3 million in the thirteen weeks ended June 29, 2014, of which $6.9 million was in connection with the store we opened in Lake Grove, New York in July 2014 and $5.8 million was in connection with our new production facility.  The remaining approximately $1.6 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $15 million to $17 million on capital expenditures during the remainder of fiscal 2016, primarily related to new stores expected to open during calendar year 2016 and equipment upgrades and enhancements at existing stores.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

Net cash used in financing activities during the thirteen weeks ended June 28, 2015 and June 29, 2014 was  $0.7 million consisting of principal payments on our outstanding debt.

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

The foregoing is a brief summary of the material terms of the Credit Facility and is qualified in its entirety by reference to the Credit Facility filed by reference as an exhibit to our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: merchandise inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes and stock-based compensation.  For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of June 28, 2015, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended June 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February and March 2014, three purported securities class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and directors and the underwriters for our initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint seeks unspecified damages and alleges misleading statements in the registration statement and prospectus for our initial public offering and in subsequent communications regarding our business and financial results. On September 5, 2014, we and the other defendants moved to dismiss the amended class action complaint.  On January 20, 2015, the Magistrate appointed by the district judge to whom the case was assigned to review the motions and make a recommendation to the judge recommended that our and the other defendants’ motion to dismiss be granted in part and denied in part.  We filed an objection to the Magistrate’s recommendation.  In March 2015, the district judge to whom the case was assigned notified the plaintiffs and defendants to refile the complaint and motion to dismiss in light of a recent decision of the Supreme Court.  All revised filings have been filed with the court.  Although we believe the claims are without merit and intend to defend this lawsuit vigorously, we cannot predict the outcome of this lawsuit.

In April 2014, a purported stockholder derivative action was filed against certain of our current and former directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, we and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, we and the other defendants moved to dismiss the amended derivative complaint.  On November 10, 2014, the court granted our and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware.  On June 18, 2015, the court denied the plaintiffs’ motion for reconsideration. The plaintiffs’ appeal brief is due by September 14, 2015.  A similar case was filed in the Delaware Chancery Court in February 2015, and we and the other defendants have moved to dismiss this case as well.  Although we believe the claims are without merit and intend to defend these lawsuits vigorously, we cannot predict the outcome of these lawsuits.

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

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From March 30, 2015 through June 28, 2015, we issued to one of our non-employee directors who is a former executive officer 13,847 restricted stock units in accordance with the individual’s separation agreement and granted to our officers and employees an aggregate of 234,500 restricted stock units to be settled in shares of our Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 36 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ John E. Murphy
John E. Murphy
Chief Executive Officer

Date: August 4, 2015

By:	/s/ Edward C. Arditte
Edward C. Arditte
Co-President and Chief Financial Officer

Date: August 4, 2015

By:	/s/ Linda M. Siluk
Linda M. Siluk
Senior Vice President - Finance & Chief Accounting Officer

Date: August 4, 2015

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