Form 10-Q
period 2015-09-27
Fairway Group Holdings Corp
filed 2015-10-29
CIK 1555492

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

As of October 23, 2015, the registrant had 29,873,347 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the quarterly period ended September 27, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategy or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to increase sales and same store sales;
•	our ability to maintain or improve our operating margins;
•	our ability to compete effectively with other retailers;
•	our ability to maintain price competitiveness;
•	ongoing economic uncertainty;
•	negative effects to our reputation from real or perceived quality or health issues with our food products;
•	our ability to achieve the anticipated benefits of our centralized production facility;
•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;
•	ordering errors or product supply disruptions in the delivery of perishable products;
•	our ability to negotiate reasonable terms with our vendors;
•	our ability to open new stores on a timely basis or at all;
•	our ability to achieve sustained sales and profitable operating margins at new stores;
•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•	the availability of financing to pursue our new store openings on satisfactory terms or at all;
•	the failure of our information technology or administrative systems to perform as anticipated;
•	data security breaches and the release of confidential customer or employee information;
•	our ability to retain and attract senior management, key employees and qualified store-level employees;
•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;
•	the geographic concentration of our stores;
•	our history of net losses;
•	additional indebtedness incurred in the future;
•	our high level of fixed lease obligations;
•	restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;
•	our ability to protect or maintain our intellectual property;
•	changes in law;
•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;
•	increases in commodity prices;
•	severe weather and other natural disasters in areas in which we have stores, warehouses and/or production facilities;
•	wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;
•	changes to financial accounting standards regarding store leases;

•	impairment of our goodwill; and
•	other factors discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(Unaudited)
	September 27,	March 29,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,885	$36,362
Accounts receivable, net	3,006	3,404
Merchandise inventories	28,519	29,150
Income tax receivable	545	890
Prepaid rent	974	829
Deferred financing fees	1,743	1,745
Prepaid expenses and other current assets	3,827	3,036
Total current assets	68,499	75,416
PROPERTY AND EQUIPMENT, NET	140,447	148,293
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	27,068	27,161
OTHER ASSETS	11,621	12,854
Total assets	$343,047	$359,136
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	33,435	31,872
Accrued expenses and other	21,363	23,227
Total current liabilities	57,548	57,849
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	254,662	254,336
Deferred income taxes	30,556	28,091
Other long-term liabilities	44,122	41,463
Total liabilities	386,888	381,739
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Class A common stock, $0.00001 par value per share, 150,000 shares authorized, 29,826 and 29,366 shares issued at September 27, 2015 and March 29, 2015, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000 shares authorized, 14,225 shares issued and outstanding at September 27, 2015 and March 29, 2015	14	14
Treasury stock at cost, 3 shares at September 27, 2015 and March 29, 2015	—	—
Additional paid-in capital	386,985	382,271
Accumulated deficit	(430,840)	(404,888)
Total stockholders’ deficit	(43,841)	(22,603)
Total liabilities and stockholders’ deficit	$343,047	$359,136

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Net sales	$179,829	$193,979	$373,603	$392,247
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	124,320	134,676	257,150	271,548
Gross profit	55,509	59,303	116,453	120,699

Direct store expenses	45,521	48,621	93,027	95,578
General and administrative expenses	14,882	17,727	32,882	33,022
Store opening costs	1,289	2,676	2,561	4,362
Production center start-up costs	470	1,741	1,557	3,170
Loss from operations	(6,653)	(11,462)	(13,574)	(15,433)

Interest expense, net	(4,746)	(4,833)	(9,601)	(9,611)
Loss before income taxes	(11,399)	(16,295)	(23,175)	(25,044)

Income tax provision	(619)	(940)	(2,777)	(1,885)
Net loss	$(12,018)	$(17,235)	$(25,952)	$(26,929)

Basic and diluted loss per common share	$(0.27)	$(0.40)	$(0.59)	$(0.62)
Weighted average common shares outstanding	44,029	43,415	43,908	43,386

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 27,	September 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,952)	$(26,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	2,465	1,879
Deferred rent	2,172	5,510
Depreciation and amortization of property and equipment	13,716	13,949
Amortization of intangibles	93	147
Amortization of discount on term loans	1,701	1,679
Amortization of deferred financing fees	873	876
Amortization of prepaid rent	159	159
Stock compensation expense	4,478	7,012
Changes in operating assets and liabilities:
Accounts receivable	398	(2,925)
Merchandise inventories	632	(1,243)
Prepaid expense and other	(591)	361
Other assets	203	987
Accounts payable	1,563	3,190
Accrued expenses and other	(1,749)	1,581
Other long-term liabilities	608	(1,068)
Net cash provided by operating activities	769	5,165

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,870)	(24,923)
Net cash used in investing activities	(5,870)	(24,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(1,376)	(1,375)
Cash settlement of vested equity awards	—	(260)
Net cash used in financing activities	(1,376)	(1,635)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,477)	(21,393)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,362	58,800
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,885	37,407
Cash paid during the period for:
Interest, net of capitalized amounts	$6,973	6,998
Income taxes	$2	2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

	STOCKHOLDERS’ DEFICIT
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 29, 2015	29,366	$—	14,225	$14	$382,271	3	$—	$(404,888)	$(22,603)
Non-cash stock compensation	—	—	—	—	4,714	—	—	—	4,714
Issuance of stock for vested RSUs	460	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(25,952)	(25,952)
Balance at September 27, 2015	29,826	$—	14,225	$14	$386,985	3	$—	$(430,840)	$(43,841)

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

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operate in the retail food industry, selling fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fifteen stores in the Greater New York metropolitan area, four of which include Fairway Wine & Spirits locations.  Fourteen of the stores (including three Wine & Spirits locations) were in operation prior to the beginning of the fiscal year ended March 29, 2015 (“fiscal 2015”), one store opened during the thirteen weeks ended September 28, 2014 and the Company’s fourth Wine & Spirits location was opened during fiscal 2015, subsequent to September 28, 2014.  The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

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

The accompanying unaudited consolidated financial statements as of September 27, 2015, and for the thirteen and twenty-six weeks ended September 27, 2015 and September 28, 2014, reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for the entire fiscal year or any interim period therein.

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

The following table is a summary of the share amounts (in thousands) used in computing basic and diluted earnings per share and anti-dilutive shares excluded from the computation:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Weighted average shares outstanding - basic and diluted	44,029	43,415	43,908	43,386
Anti-dilutive securities excluded from diluted loss per share computation:
Options	797	971	797	971
Unvested restricted stock	8	30	8	30
Restricted stock units	3,345	2,742	3,345	2,742
Total anti-dilutive securities	4,150	3,743	4,150	3,743

During the thirteen and twenty-six weeks ended September 27, 2015 and September 28, 2014 certain of the options to purchase shares of Class A common stock had exercise prices in excess of the Company’s publicly quoted stock price and therefore are not considered potentially dilutive.

4.GOODWILL AND INTANGIBLE ASSETS

The Company’s annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of goodwill below its carrying value.  During the thirteen weeks ended September 27, 2015, due to a continued decline in the market price of the Company’s stock price and revisions in expected operating performance, it was determined that an interim evaluation of goodwill for impairment was necessary. As a result of these developments, the Company performed an interim evaluation as of September 27, 2015.

Based upon the results of this interim impairment test, it was preliminarily determined that the fair values of the Company’s indefinite-lived intangible assets and reporting unit exceed the carrying values, and no impairment existed as of September 27, 2015. There were no goodwill or indefinite-lived intangible asset impairment charges recorded in the twenty-six weeks ended September 27, 2015 and September 28, 2014.   As of September 27, 2015 the carrying values of goodwill and tradenames were $95.4 million and $23.6 million, respectively.

The Company believes the assumptions used in the evaluations are consistent with the plans and estimates used to manage the business; however, if actual results are not consistent with these estimates or assumptions and if the market price of the Company’s stock continues to decline, the Company may be exposed to a non-cash impairment charge that could be material.

5.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	September 27,	March 29,
	2015	2015
Credit facility, gross	$267,438	$268,813
Less unamortized discount	(10,026)	(11,727)
Credit facility, net	257,412	257,086
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$254,662	$254,336

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014

Interest on senior credit facility	$3,745	$3,756	$7,498	$7,483
Amortization of original issue discount	852	841	1,701	1,679
Amortization of deferred financing fees	436	438	873	876
Other interest (income), net	(287)	(202)	(471)	(427)
Total	$4,746	$4,833	$9,601	$9,611

Effective interest rate on senior credit facility	7.8%	7.8%	7.8%	7.8%

Other interest (income) expense, net includes approximately $302,000 and $250,000 of capitalized interest for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively and $530,000 and $471,000 of capitalized interest for the twenty-six weeks ended September 27, 2015 and September 28, 2014, respectively.

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility, as amended, at September 27, 2015. At the time the Company entered into the 2013 Senior Credit Facility, as amended, new levels for the maximum total leverage ratio financial covenant were established. The level at the end of the second and third fiscal quarters is 6.0:1, before stepping down to 5.75:1 prior to the end of fiscal 2016. The Company’s current operating performance has been below expectations at the time that the financial covenant levels were established, and if the Company’s financial performance does not improve, it is possible that the Company will not be in compliance with the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility, as amended, immediately due and payable. The Company has the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

Although the Company believes that it has sufficient liquidity and capital resources to meet its current operating requirements and to open the stores currently scheduled to open in calendar 2016, in light of the Company’s leverage profile and the constraints that places on its longer-term growth strategy, the Company is currently exploring alternatives to raise additional capital to allow the Company to de-lever the balance sheet and fund additional growth initiatives, including investments to rebuild sales and pursuing new stores opportunistically.  Any new growth capital investment, or capital raised in the context of an equity cure, is likely to be in the form of equity or equity linked securities, and is likely to be dilutive to existing stockholder ownership. There can be no assurance that the Company will be successful in obtaining additional capital on favorable terms or at all. If the Company is unable to raise additional capital, the ability to expand would be materially adversely affected and, if the Company’s performance does not improve, make it more difficult to remain in compliance with the net leverage covenant.

At September 27, 2015, the Company had $33.0 million of outstanding letters of credit, and $7.0 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit. Subsequent to September 27, 2015, the Company increased its outstanding letters of credit by $0.5 million in the aggregate, decreasing its availability under the 2013 Revolving Facility to $6.5 million.

6.STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation  which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $2.1 million and $4.2 million for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively, and $4.5 million and $7.0 million for the twenty-six weeks ended September 27, 2015 and September 28, 2014, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

Included in the amounts recorded for the thirteen and twenty-six weeks ended September 28, 2014 are: (i) approximately $96,000 and $192,000, respectively, representing the value of restricted stock units issued to certain directors during such period in payment of the directors’ fees for each of the corresponding calendar quarters ended June 30, 2014 and September 30, 2014; (ii) approximately $41,000 and $82,000, respectively, representing the value of restricted stock units issued during such period to the Company’s chairman in payment of his fees for serving as executive chairman for each of the corresponding calendar quarters; and (iii) $187,500 and $375,000, respectively, representing the value of restricted stock units granted in such period to a former executive officer in partial payment of his salary for each of the corresponding calendar quarters.  All of these restricted stock units are vested upon issuance but will be settled in shares of Class A common stock in the future. No such items were included in stock-based compensation expense during the thirteen and twenty-six weeks ended September 27, 2015.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in the Company’s Annual Proxy Statement for its 2015 annual meeting of stockholders filed with the Securities and Exchange Commission on June 23, 2015 under the caption “Executive Compensation—Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the twenty-six weeks ended September 27, 2015 are summarized as follows:

2007 Equity Compensation Plan

As of September 27, 2015, there was $32,000 of unrecognized compensation expense related to the restricted stock awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the twenty-six weeks ended September 27, 2015  is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding unvested awards at March 29, 2015	15,573	$7.81
Granted	—	—
Vested	(7,786)	7.81
Forfeited	—	—
Outstanding unvested awards at September 27, 2015	7,787	$7.81

2013 Long-Term Incentive Plan

Restricted Stock Units

As of September 27, 2015, there was $9.0 million of unrecognized compensation expense related to the restricted stock unit awards (“RSU”s) granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the twenty-six weeks ended September 27, 2015  is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding unvested awards at March 29, 2015	3,195,624	$8.26
Granted	335,229	4.20
Forfeited	(108,457)	12.01
Vested	(331,475)	9.29
Outstanding unvested awards at September 27, 2015	3,090,921	$7.58

During the twenty-six weeks ended September 27, 2015 40,181 RSUs with a grant-date fair value of approximately $187,000 were granted related to executive separation agreements, which were charged to expense during fiscal 2016. As of  September 27, 2015, approximately $203,000 is included in accrued expenses related to separation payments to be made in RSUs in future periods.

Stock Options

As of September 27, 2015, there was $1.1 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the twenty-six weeks ended September 27, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Balance at March 29, 2015	878,722	$9.65
Granted	—	—
Forfeited	(81,340)	13.91
Exercised	—	—
Outstanding awards at September 27, 2015	797,382	9.22	8.4

Exercisable at September 27, 2015	214,632	$13.20	7.7

Stock options outstanding as of September 27, 2015 had no intrinsic value.  Aggregate intrinsic value represents the value of the Company’s stock based on the closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

7.RELATED PARTY TRANSACTIONS

Operating Leases and Utility Services

A director who is a former executive officer of the Company:

•	owns one-sixth of certain entities from which the Company leases certain stores, a production bakery, and warehouses;

•	owns one-twelfth of an entity from which the Company leases its Red Hook, Brooklyn, NY (“Red Hook”) store; and
•	owns one-twelfth of an entity from which the Company obtains utility services for its Red Hook store.

Total amounts related to the foregoing included $1.5 million and $1.5 million in cost of sales and $0.4 million and $0.4 million in general and administrative expenses for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively and $3.0 million and $2.9 million in cost of sales and $0.8 million and $0.9 million in general and administrative expenses for the twenty-six weeks ended September 27, 2015 and September 28, 2014, respectively.  At September 27, 2015 and March 29, 2015, amounts payable to related parties included in accrued expenses were $0.1 million and $0.1 million, respectively, and receivables from related parties of $0.3 million and $0.2 million, respectively, were included in accounts receivable.

Executive Separations

In connection with the separation of the Company’s then Chief Executive Officer in February 2014, its then Interim Chief Executive Officer in September 2014, and the retirement of an individual who served as an executive officer in November 2014 (although this individual remains a director), the Company entered into separation agreements with the departed individuals.  Under certain of these agreements, the Company entered into consulting arrangements with the departed individuals and was obligated to provide salary and benefit continuation, which required the payment of cash and the grant of restricted stock units.  Under these agreements, the Company paid cash of approximately $462,000 and $374,000 for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively, and $1.5 million and $452,000 for the twenty-six weeks ended September 27, 2015 and September 28, 2014, respectively.  During the thirteen and twenty-six weeks ended September 27, 2015, the Company granted approximately 26,334 and 40,181 restricted stock units, respectively, with a grant date fair value of approximately $94,000  and $187,000 related to these agreements.  No restricted stock units related to these agreements were granted during the twenty-six weeks ended September 28, 2014.

As of September 27, 2015 and March 29, 2015, amounts related to executive separation included in accrued expenses were approximately $723,000 and $2.4 million, respectively.

8.INCOME TAXES

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the thirteen and twenty-six weeks ended September 27, 2015 and September 28, 2014 is summarized as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	8.1	8.6	7.4	8.5
Permanent differences	—	(0.3)	(1.0)	(0.2)
Stock compensation	(2.4)	—	(5.3)	—
Valuation allowance	(45.1)	(47.7)	(47.1)	(49.6)
Other	—	(0.4)	—	(0.2)
Effective rate	(5.4)%	(5.8)%	(12.0)%	(7.5)%

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the thirteen and twenty-six weeks ended September 27, 2015 and September 28, 2014, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision which included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Based on management’s assessment, the Company has placed a valuation reserve against its deferred tax assets, as it is more likely than not that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  The Company regularly reviews the net deferred tax valuation allowance to determine if available evidence continues to support the position that it is more likely than not that a portion of or the entire deferred tax asset will not be realized in the future. As of September 27, 2015, management could not conclude that it is more likely than not that the deferred tax assets will be realized. As a result, the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For more information regarding the Company’s valuation allowance against its deferred tax assets, see Note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

The valuation allowance was $121.7 million and $110.8 million as of September 27, 2015 and March 29, 2015, respectively.

9.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties as described in Note 7, which expire at various times through 2039. Required rent payments under lease agreements with related parties increase annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%, except for certain lease years when the rent is determined by arbitration. Lease agreements with non-related parties include various escalation clauses.

The Company has signed certain leases for which the Company’s obligation is not yet established because the Company does not yet have possession of the site. The aggregate minimum rental commitments under all operating leases, for which the Company has possession, as of September 27, 2015 are as follows for the fiscal years ending (in thousands):

April 3, 2016	$19,634
April 2, 2017	38,989
April 1, 2018	37,306
March 31, 2019	37,474
March 29, 2020	37,970
Thereafter	590,068
$761,441

Rent expense for the twenty-six weeks ended September 27, 2015 and September 28, 2014 was approximately $22.4 million and $21.7 million, respectively. Rent expense for the thirteen weeks ended September 27, 2015 and September 28, 2014 was approximately $11.2 million and $11.4 million,  respectively.

During the twenty-six weeks ended September 27, 2015, the Company entered into an agreement terminating its lease of a site in the new Hudson Yards development in west midtown Manhattan where the Company had expected to open a store in late calendar 2015 or early calendar 2016. In connection with the lease termination, the Company recorded a charge of $3.7 million during the twenty-six weeks ended September 27, 2015, which has been included in general and administrative expenses. The amount recorded includes $3.5 million paid in cash to the landlord during the twenty-six weeks ended September 27, 2015, and the impairment of $0.2 million of previously capitalized investments in the store site.

Other Contingencies

The Company obtains its utility services for the Red Hook store from an entity which is one  twelfth  owned by an individual who is a Company director and former executive officer. The Company believes that the entity has overcharged for utilities since its initial occupancy of the premises. Since November 2008, with the exception of the post-Hurricane Sandy period through fiscal 2014, when the Company received utilities from the local utility provider because the co-generation plant was not operational, the Company has taken deductions from the utility invoices based on the methodology that the Company believes represents the parties’ original intentions with respect to the utility calculations. The Company believes that it will be successful in negotiating an amicable resolution of this matter between the parties. The Company also believes that the resolution of this matter will not have a material adverse effect on its financial condition and results of operations.

In February and March 2014, three purported securities class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s current and former officers and directors and the underwriters for the Company’s initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint sought unspecified damages and alleged misleading statements in the registration statement and prospectus for the Company’s initial public offering and in subsequent communications regarding the Company’s business and financial results. On September 9, 2015, the district judge to whom the case was assigned granted the Company’s motion to dismiss the case.

In April 2014, a purported stockholder derivative action was filed against certain of the Company’s current and former directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, the Company and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, the Company and the other defendants moved to dismiss the amended derivative complaint. On November 10, 2014, the court granted the Company and the other defendants’ motion to dismiss on the grounds that under the Company’s certificate of incorporation the derivative action must be brought in the State of Delaware. On June 18, 2015, the court denied the plaintiffs’ motion for reconsideration, and the plaintiffs’ opportunity to appeal the decision has expired. A similar case was filed in the Delaware Chancery Court in February 2015. On October 15, 2015, the plaintiff voluntarily dismissed this case.

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

Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on the Company’s financial position, results of operations and cash flows.

10.RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 amends existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.  The Company does not expect this adoption to have a material impact on its financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.  See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen and twenty-six weeks ended September 27, 2015 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending April 3, 2016.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2015” refers to our fiscal year ended on March 29, 2015 and “fiscal 2016” refers to our fiscal year ending April 3, 2016.  The thirteen week periods ended September 28, 2014 and September 27, 2015 are the second fiscal quarters of fiscal 2015 and fiscal 2016, respectively.

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

We operate fifteen locations in New York, New Jersey and Connecticut, four of which include Fairway Wines & Spirits locations.  Fourteen of the stores were in operation prior to the beginning of fiscal 2015; one store was opened during the thirteen weeks ended September 28, 2014 and one Wine & Spirits location was opened during fiscal 2015, subsequent to September 28, 2014.

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

Infrastructure Investment

Our historical operating results reflect the impact of our on-going investments to support our growth. We have made significant investments in management, information technology systems, compliance and marketing. These investments include additions to our company’s personnel, including experienced industry executives and management and merchandising teams to support our long-term growth objectives.

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

Developments in Competitive Landscape

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. Because we offer a full assortment of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries, we compete with various types of retailers, including alternative food retailers such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite, Food Emporium and A&P, retailers with “big box” formats such as Target and Wal-Mart,   warehouse clubs such as Costco and BJ’s Wholesale Club and online food retailers. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. Due to the increasingly competitive environment in which we operate, our operating results have been, and in the future may be, negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing. In addition, other established food retailers could enter our markets, increasing competition for market share.

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

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Management and our board also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenant in our senior credit facility is based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for the four fiscal quarter period ended September 27, 2015 and September 28, 2014 was $40.4 million and $46.4 million, respectively, compared to Adjusted EBITDA for the four fiscal quarter period ended September 27, 2015 and September 28, 2014 of $38.7 million and $43.3 million,  respectively. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	September 27,		September 28,		September 27,		September 28,
	2015		2014		2015		2014
		% of		% of		% of		% of
		Net Sales		Net Sales		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(12,018)	(6.7)%	$(17,235)	(8.9)%	$(25,952)	(6.9)%	$(26,929)	(6.9)%

Interest expense, net (a)	4,746	2.6	4,833	2.5	9,601	2.6	9,611	2.5
Income tax provision	619	0.3	940	0.5	2,777	0.7	1,885	0.5
Store depreciation and amortization	6,105	3.4	6,218	3.2	12,353	3.3	12,238	3.1
Corporate depreciation and amortization	773	0.4	981	0.5	1,614	0.4	2,017	0.5
Non-operating expenses (b)	21	0.0	31	0.0	3,782	1.0	31	0.0
Equity compensation charge	2,061	1.1	4,155	2.1	4,478	1.2	7,012	1.8
Store opening costs	1,289	0.7	2,676	1.4	2,561	0.7	4,362	1.1
Production center start-up costs	470	0.3	1,741	0.9	1,557	0.4	3,170	0.8
Professional services (b)	303	0.2	815	0.4	598	0.2	1,519	0.4
Severance (c)	1,223	0.7	869	0.4	1,331	0.4	1,636	0.4
Pre-opening advertising costs	—	—	639	0.3	—	—	1,243	0.3
Adjusted EBITDA	$5,592	3.1%	$6,663	3.4%	$14,700	3.9%	$17,795	4.5%

(a)	Includes amortization of deferred financing costs and original issue discount.

(b)

Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations.  Includes approximately $3.7 million for the twenty-six weeks ended September 27, 2015 related to the termination of the lease for our former Hudson Yards location.

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

Goodwill Impairment

Our annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of goodwill below its carrying value.  During the thirteen weeks ended September 27, 2015, due to a continued decline in the market price of our stock price and revisions in expected operating performance, it was determined that an interim evaluation of goodwill for impairment was necessary. As a result of these developments, we performed an interim evaluation as of September 27, 2015.

Based upon the results of this interim impairment test, it was preliminarily determined that the fair values of our indefinite-lived intangible assets and reporting unit exceed the carrying values, and no impairment existed as of September 27, 2015. Accordingly, there were no goodwill or indefinite-lived intangible asset impairment charges recorded in the twenty-six weeks ended September 27, 2015 and September 28, 2014. As of September 27, 2015 the carrying values of goodwill and tradenames were $95.4 million and $23.6 million, respectively.

We believe the assumptions used in the evaluations are consistent with the plans and estimates used to manage the business; however, if actual results are not consistent with these estimates or assumptions and if the market price of our stock continues to decline, we may be exposed to a non-cash impairment charge that could be material.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	September 27,		September 28,		September 27,		September 28,
	2015		2014		2015		2014

	(dollars in thousands)
Net sales	$179,829	100.0%	$193,979	100.0%	$373,603	100.0%	$392,247	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	124,320	69.1	134,676	69.4	257,150	68.8	271,548	69.2
Gross profit	55,509	30.9	59,303	30.6	116,453	31.2	120,699	30.8

Direct store expenses	45,521	25.3	48,621	25.1	93,027	24.9	95,578	24.4
General and administrative expenses	14,882	8.3	17,727	9.1	32,882	8.8	33,022	8.4
Store opening costs	1,289	0.7	2,676	1.4	2,561	0.7	4,362	1.1
Production center start-up costs	470	0.3	1,741	0.9	1,557	0.4	3,170	0.8
Loss from operations	(6,653)	(3.7)	(11,462)	(5.9)	(13,574)	(3.6)	(15,433)	(3.9)

Interest expense, net	(4,746)	(2.6)	(4,833)	(2.5)	(9,601)	(2.6)	(9,611)	(2.5)
Loss before income taxes	(11,399)	(6.3)	(16,295)	(8.4)	(23,175)	(6.2)	(25,044)	(6.4)

Income tax provision	(619)	(0.3)	(940)	(0.5)	(2,777)	(0.7)	(1,885)	(0.5)
Net loss	$(12,018)	(6.7)%	$(17,235)	(8.9)%	$(25,952)	(6.9)%	$(26,929)	(6.9)%

Thirteen Weeks Ended September 27, 2015 Compared With Thirteen Weeks Ended September 28, 2014

Net Sales

We had net sales of $179.8 million in the thirteen weeks ended September 27, 2015, a decrease of $14.1 million, or 7.3%, from $194.0 million in the thirteen weeks ended September 28, 2014. This decrease was primarily attributable to lower same store sales and lower net sales from the new store that opened during the thirteen weeks ended September 28, 2014 due to the typical higher than normal net sales we experienced during the grand opening period.  Promotional activity during the thirteen weeks ended September 27, 2015 was approximately $0.8 million, compared to $0.3 million during the thirteen weeks ended September 28, 2014.

Comparable store sales decreased 6.5% in the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014, in part due to a decrease in sales at our Upper Eastside location as a result of a competitive opening and an increase in promotional activity.  Customer transactions in our comparable stores decreased by 9.2%, although the average transaction size at our comparable stores increased by 3.0%. We estimate that comparable store sales were impacted by approximately 140 basis points from the competitive opening on the Upper Eastside and 30 basis points from increased promotional activity.  Excluding the impacts of the Upper Eastside and the promotional activity from both periods, we estimate comparable store sales decreased 4.8% in the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014.

Gross Profit

Gross profit was $55.5 million for the thirteen weeks ended September 27, 2015 compared to $59.3 million for the thirteen weeks ended September 28, 2014.   Gross profit during the thirteen weeks ended September 28, 2014 included a $1.2 million benefit in connection with the accelerated recognition of a deferred vendor discount resulting from the early termination of the related vendor contract due to vendor non-performance.

Gross margin for the thirteen weeks ended September 27, 2015 increased approximately 30 basis points to 30.9% from 30.6% for the thirteen weeks ended September 28, 2014.  Excluding the $1.2 million benefit in the prior year, gross margin for the thirteen weeks ended September 27, 2015 increased approximately 90 basis points to 30.9% from 30.0% for the thirteen weeks ended September 28, 2014.  The increase in gross margin was driven by improved merchandise margins due to better shrink, vendor management and price optimization, partially offset by an increase in occupancy costs, as a percentage of sales.

Direct Store Expenses

Direct store expenses were $45.5 million in the thirteen weeks ended September 27, 2015, a decrease of $3.1 million, or 6.4%, from $48.6 million for the thirteen weeks ended September 28, 2014. The decrease in direct store expenses was primarily due to enhanced cost disciplines and a reduction in store labor.  Store labor for the thirteen weeks ended September 27, 2015 decreased $1.4 million compared to the thirteen weeks ended September 28, 2014.  Other store operating expenses decreased $1.6 million for the thirteen weeks ended September 27, 2015, compared to the thirteen weeks ended September 28, 2014. The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, was $6.1 million for the thirteen weeks ended September 27, 2015, compared to direct store depreciation expense for the thirteen weeks ended September 28, 2014 of $6.2 million.

Direct store expenses, as a percentage of net sales, increased approximately 20 basis points to 25.3% for the thirteen weeks ended September 27, 2015 from 25.1% for the thirteen weeks ended September 28, 2014. Excluding depreciation and amortization, store expenses as a percentage of sales were 21.9% for both the thirteen weeks ended September 27, 2015 and the thirteen weeks ended September 28, 2014.

General and Administrative Expenses

General and administrative expenses were $14.9 million for the thirteen weeks ended September 27, 2015, a decrease of $2.8 million, or 16.0%, from $17.7 million for the thirteen weeks ended September 28, 2014. The decrease in general and administrative expenses was primarily due to a decrease in equity compensation expense, pre-opening advertising and professional services, partially offset by an increase in severance expense.  The portion of depreciation and amortization included in general and administrative expense was $0.8 million for the thirteen weeks ended September 27, 2015, a decrease of $0.2 million from $1.0 million for the thirteen weeks ended September 28, 2014.  The Central Services component of general and administrative expenses increased $0.3 million to $10.5 million for the thirteen weeks ended September 27, 2015 compared to the same period in the prior year.

General and administrative expenses, as a percentage of net sales, decreased to 8.3% for the thirteen weeks ended September 27, 2015, from 9.1% for the thirteen weeks ended September 28, 2014.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	September 27,		September 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
General and administrative expenses	$14,882	8.3%	$17,727	9.1%
Non-operating expenses	(21)	—	(31)	—
Equity compensation charge	(2,061)	(1.1)	(4,155)	(2.1)
Corporate depreciation and amortization	(773)	(0.4)	(981)	(0.5)
Professional services	(303)	(0.2)	(815)	(0.4)
Severance	(1,223)	(0.7)	(869)	(0.4)
Pre-opening advertising costs	—	—	(639)	(0.3)
Central services	$10,501	5.8%	$10,237	5.3%

Store Opening Costs

Store opening costs were $1.3 million for the thirteen weeks ended September 27, 2015, a decrease of approximately $1.4 million from $2.7 million for the thirteen weeks ended September 28, 2014. Store opening costs for the thirteen weeks ended September 27, 2015 were incurred in connection with the store in TriBeCa which has not yet opened. Store opening costs for the thirteen weeks ended September 28, 2014 were in connection with the store we opened in Lake Grove, New York in July 2014 and the store in TriBeCa which has not yet opened.  Approximately $0.1 million and $1.2 million of store opening costs for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $0.5 million for the thirteen weeks ended September 27, 2015, a decrease of approximately $1.3 million from $1.7 million for the thirteen weeks ended September 28, 2014. Approximately $0.1 million of these costs for the thirteen weeks ended September 28, 2014 did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirteen weeks ended September 27, 2015, our operating loss was $6.7 million, a decrease of $4.8 million from a loss of $11.5 million for the thirteen weeks ended September 28, 2014. The decrease in the loss from operations was due to a decrease in direct store expenses, general and administrative expenses, store-opening costs and production center start-up costs, partially offset by a reduction in gross profit.

Interest Expense

Interest expense decreased $0.1 million, to $4.7 million for the thirteen weeks ended September 27, 2015, from $4.8 million for the thirteen weeks ended September 28, 2014.  The cash portion of interest expense for both the thirteen weeks ended September 27, 2015 and the thirteen weeks ended September 28, 2014 was $3.7 million.

Income Taxes

We recorded an income tax provision of $0.6 million for the thirteen weeks ended September 27, 2015 compared to a provision of $0.9 million for the thirteen weeks ended September 28, 2014. We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.  Our current expectation of the income tax provision for the full year is in the range of approximately $3.5 million to $4.0 million, which is expected to be primarily non-cash.

Net Loss

Our net loss was $12.0 million for the thirteen weeks ended September 27, 2015, a decrease of $5.2 million, from a net loss of $17.2 million for the thirteen weeks ended September 28, 2014. The decrease in net loss was due to a decrease in direct store expenses, general and administrative expenses, store-opening costs, production center start-up costs and income tax provision, partially offset by a reduction in gross profit.

Our adjusted net loss was $6.5 million for the thirteen weeks ended September 27, 2015, a decrease of $2.6 million compared to an adjusted net loss of $9.1 million for the thirteen weeks ended September 28, 2014. We define adjusted net loss as net loss plus any transaction expenses, non-cash charges, one-time charges and non-operating expenses which we believe may distort period-to-period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	September 27,		September 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(12,018)	(6.7)%	$(17,235)	(8.9)%
Non-operating expenses	21	—	31	—
Equity compensation charge	2,061	1.1	4,155	2.1
Income tax provision	619	0.3	940	0.5
Non-cash interest	1,288	0.7	1,279	0.7
Professional services	303	0.2	815	0.4
Severance	1,223	0.7	869	0.4
Adjusted net loss	$(6,503)	(3.6)%	$(9,146)	(4.7)%

The Twenty-Six Weeks Ended September 27, 2015 Compared With The Twenty-Six Weeks Ended September 28, 2014

Net Sales

We had net sales of $373.6 million in the twenty-six weeks ended September 27, 2015, a decrease of $18.6 million, or 4.8%, from $392.2 million in the twenty-six weeks ended September 28, 2014. This decrease was primarily attributable to lower same store sales, partially offset by the inclusion of twenty-six weeks of net sales from the location that opened in July, 2014 compared to approximately 10 weeks of net sales during same period in the prior year.  Promotional activity during the twenty-six weeks ended September 27, 2015 was approximately $3.5 million, compared to $0.3 million during the twenty-six weeks ended September 28, 2014.

Comparable store sales decreased 5.9% in the twenty-six weeks ended September 27, 2015 compared to the twenty-six weeks ended September 28, 2014, in part due to a decrease in sales at our Upper Eastside location due to a competitive opening and higher promotional activity during the quarter.  Customer transactions in our comparable stores decreased by 8.3%, although the average transaction size at our comparable stores increased by 2.7%.   We estimate that comparable store sales were impacted by approximately 160 basis points from the competitive opening on the Upper Eastside and 80 basis points from increased promotional activity.  Excluding the impacts of the Upper Eastside and the promotional activity from both periods, we estimate comparable store sales decreased 3.5% in the twenty-six weeks ended September 27, 2015 compared to the twenty-six weeks ended September 28, 2014.

Gross Profit

Gross profit was $116.5 million for the twenty-six weeks ended September 27, 2015 compared to $120.7 million for the twenty-six weeks ended September 28, 2014.   Gross profit during the twenty-six weeks ended September 28, 2014 included a $1.2 million benefit in connection with the accelerated recognition of a deferred vendor discount resulting from the early termination of the related vendor contract due to vendor non- performance.

Gross margin for the twenty-six weeks ended September 27, 2015 increased approximately 40 basis points to 31.2% from 30.8% for the twenty-six weeks ended September 28, 2014.  Excluding the $1.2 million benefit in the prior year, gross margin for the twenty-six weeks ended September 27, 2015 increased approximately 70 basis points to 31.2% from 30.5% for the twenty-six weeks ended September 28, 2014.  The increase in gross margin was driven by improved merchandise margins due to better shrink, vendor management and price optimization, partially offset by an increase in occupancy costs, as a percentage of sales.

Direct Store Expenses

Direct store expenses were $93.0 million in the twenty-six weeks ended September 27, 2015, a decrease of $2.6 million, or 2.7%, from $95.6 million for the twenty-six weeks ended September 28, 2014. The decrease in direct store expenses was primarily attributable to a reduction in store labor of $1.4 million.  Other store operating expenses decreased $1.2 million in the twenty-six weeks ended September 27, 2015, compared to the twenty-six weeks ended September 28, 2014. The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, increased approximately $0.1 million to $12.4 million for the twenty-six weeks ended September 27, 2015, compared to direct store depreciation expense for the twenty-six weeks ended September 28, 2014 of $12.2 million.

Direct store expenses, as a percentage of net sales, increased approximately 50 basis points to 24.9% for the twenty-six weeks ended September 27, 2015 from 24.5% for the twenty-six weeks ended September 28, 2014. Excluding depreciation and amortization, store expenses as a percentage of sales were 21.6% for the twenty-six weeks ended September 27, 2015 compared to 21.2% for the twenty-six weeks ended September 28, 2014.

General and Administrative Expenses

General and administrative expenses were $32.9 million for the twenty-six weeks ended September 27, 2015, a decrease of $0.1 million from $33.0 million for the twenty-six weeks ended September 28, 2014. General and administrative expenses for the twenty-six weeks ended September 27, 2015 include $3.7 million of costs related to the lease termination at our former Hudson Yards location.  Excluding the impact of this item, general and administrative expenses were $29.2 million for the thirteen weeks ended September 27, 2015, a decrease of $3.8 million compared to the same period in the prior year.  The Central Services component of general and administrative expenses increased $1.5 million in the twenty-six weeks ended September 27, 2015 compared to the same period in the prior year.

General and administrative expenses, as a percentage of net sales, increased to 8.8% for the twenty-six weeks ended September 27, 2015, from 8.4% for the twenty-six weeks ended September 28, 2014.  Excluding the cost related to the lease termination at our former Hudson Yards location, general and administrative expenses, as a percentage of sales, were 7.8%.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Twenty-Six Weeks Ended
	September 27,		September 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$32,882	8.8%	$33,022	8.4%
Non-operating expenses	(3,782)	(1.0)	(31)	—
Equity compensation charge	(4,478)	(1.2)	(7,012)	(1.8)
Corporate depreciation and amortization	(1,614)	(0.4)	(2,017)	(0.5)
Professional services	(598)	(0.2)	(1,519)	(0.4)
Severance	(1,331)	(0.4)	(1,636)	(0.4)
Pre-opening advertising costs	—	—	(1,243)	(0.3)
Central services	$21,079	5.6%	$19,564	5.0%

Store Opening Costs

Store opening costs were $2.6 million for the twenty-six weeks ended September 27, 2015, a decrease of approximately $1.8 million from $4.4 million for the twenty-six weeks ended September 28, 2014. Store opening costs for the twenty-six weeks ended September 27, 2015 were incurred in connection with the store in TriBeCa which has not yet opened. Store opening costs for the twenty-six weeks ended September 28, 2014 were in connection with the store we opened in Lake Grove, New York in July 2014 and the store in TriBeCa which has not yet opened.  Approximately

$0.6 million and $1.6 million of store opening costs for the twenty-six weeks ended September 27, 2015 and September 28, 2014, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.6 million for the twenty-six weeks ended September 27, 2015, a decrease of $1.6 million from $3.2 million for the twenty-six weeks ended September 28, 2014. Approximately $0.4 million of these costs for the twenty-six weeks ended September 28, 2014 did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the twenty-six weeks ended September 27, 2015, our operating loss was $13.6 million, a decrease of $1.9 million from a loss of $15.4 million for the twenty-six weeks ended September 28, 2014. The decrease in the loss from operations was due to a decrease direct store expenses, store-opening costs, production center start-up costs and general and administrative expenses, partially offset by a reduction in gross profit.  Excluding the cost related to the lease termination at our former Hudson Yards location, our operating loss was $9.9 million.

Interest Expense

Interest expense was $9.6 million for both the twenty-six weeks ended September 27, 2015 and the twenty-six weeks ended September 28, 2014.  The cash portion of interest expense for both the twenty-six weeks ended September 27, 2015 and the twenty-six weeks ended September 28, 2014 was $7.5 million.

Income Taxes

We recorded an income tax provision of $2.8 million for the twenty-six weeks ended September 27, 2015 compared to a provision of $1.9 million for the twenty-six weeks ended September 28, 2014. We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets.  Our current expectation of the income tax provision for the full year is in the range of approximately $3.5 million to $4.0 million, which is expected to be primarily non-cash.

Net Loss

Our net loss was $26.0 million for the twenty-six weeks ended September 27, 2015, a decrease of $1.0 million, from a net loss of $26.9 million for the twenty-six weeks ended September 28, 2014. The decrease in net loss was due to a decrease in direct store expenses, store-opening costs, production center start-up costs and general and administrative expenses, partially offset by a reduction in gross profit.  Our adjusted net loss was $10.4 million for the twenty-six weeks ended September 27, 2015, a decrease of $1.9 million compared to an adjusted net loss of $12.3 million for the twenty-six weeks ended September 28, 2014. We define adjusted net loss as net loss plus any transaction expenses, non-cash charges, one-time charges and non-operating expenses which we believe may distort period-to-period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Twenty-Six Weeks Ended
	September 27,		September 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(25,952)	(6.6)%	$(26,929)	(6.9)%
Non-operating expenses	3,782	1.0	31	—
Equity compensation charge	4,478	1.1	7,012	1.8
Income tax provision	2,777	0.7	1,885	0.5
Non-cash interest	2,574	0.7	2,555	0.7
Professional services	598	0.2	1,519	0.4
Severance	1,331	0.3	1,636	0.4
Adjusted net loss	$(10,412)	(2.7)%	$(12,291)	(3.1)%

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our 2013 Senior Credit Facility, as amended. Our primary uses of cash are purchases of merchandise inventories, operating expenses, capital expenditures, primarily for opening new stores and infrastructure, and debt service. We believe that our cash on hand and the cash generated from operations, together with the borrowing availability under our 2013 Senior Credit Facility, as amended, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made and expenses incurred in connection with opening new stores. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings, sell assets, obtain additional debt or equity capital or refinance all or a portion of our debt. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At September 27, 2015, we had $29.9 million in cash and cash equivalents and $7.0 million in borrowing availability pursuant to our 2013 Senior Credit Facility.  Subsequent to September 27, 2015,  outstanding letters of credit were increased by  $0.5 million in aggregate,  decreasing our borrowing availability under the 2013 Senior Credit Facility to $6.5 million.

We were in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility, as amended, at September 27, 2015. At the time we entered into the 2013 Senior Credit Facility, as amended, new levels for the maximum total leverage ratio financial covenant were established. The level at the end of the second and third fiscal quarters is 6.0:1, before stepping down to 5.75:1 prior to the end of fiscal 2016. Our current operating performance has been below expectations at the time that the financial covenant levels were established, and if our financial performance does not improve, it is possible that we will not be in compliance with the maximum total leverage ratio financial covenant at some point within the next twelve months. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility, as amended, immediately due and payable. We have the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as EBITDA cannot exceed the EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan.

Although we believe we have sufficient liquidity and capital resources to meet our current operating requirements and to open the stores currently scheduled to open in calendar 2016, in light of our leverage profile and the constraints that places on our longer-term growth strategy, we are currently exploring alternatives to raise additional capital to allow us to de-lever the balance sheet and fund additional growth initiatives, including investments to rebuild sales and pursuing new stores opportunistically.  Any new growth capital investment, or capital raised in the context of an equity cure, is likely to be in the form of equity or equity linked securities, and is likely to be dilutive to existing stockholder ownership. There can be no assurance that we will be successful in obtaining additional capital on favorable terms or at all. If we are unable to raise additional capital, our ability to expand would be materially adversely affected and, if our performance does not improve, make it more difficult to remain in compliance with the net leverage covenant.

A summary of our operating, investing and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	September 27,	September 28,
	2015	2014

	(in thousands)
Net cash provided by operating activities	$769	$5,165
Net cash used in investing activities	(5,870)	(24,923)
Net cash used in financing activities	(1,376)	(1,635)
Net decrease in cash and cash equivalents	$(6,477)	$(21,393)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation and changes in deferred income taxes and the effect of working capital changes.

Net cash provided by operating activities was $0.8 million during the twenty-six weeks ended September 27, 2015, while operating activities provided $5.2 million of cash during the twenty-six weeks ended September 28, 2014. The decrease in cash provided by operating activities is primarily related to the $3.0 million payment in connection with the termination of our Hudson Yards lease and lower operating performance in the twenty-six weeks ended September 27, 2015 and the benefit of a tenant improvement allowance received during the twenty-six weeks ended September 28, 2014.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $5.9 million in the twenty-six weeks ended September 27, 2015, of which $2.2 million was in connection with our new production facility and $0.1 million was in connection with the store in the TriBeCa neighborhood of New York City, which has not yet opened.  The remaining approximately $3.6 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $24.9 million in the twenty-six weeks ended September 28, 2014, of which $10.9 million was in connection with our new production facility, $10.7 million was in connection with the store we opened in Lake Grove, New York in July 2014 and $1.1 million was in connection the store in TriBeCa which has not yet opened. The remaining approximately $2.3 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We plan to spend approximately $9 million to $11 million on capital expenditures during the remainder of fiscal 2016, primarily related to new stores expected to open during calendar year 2016 and equipment upgrades and enhancements at existing stores.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

Net cash used in financing activities during the twenty-six weeks ended September 27, 2015 and September 28, 2014 was  $1.4 million and $1.6 million, respectively, consisting primarily of principal payments on our outstanding debt.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of September 27, 2015, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended September 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February and March 2014, three purported securities class action lawsuits alleging the violation of the federal securities laws were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and directors and the underwriters for our initial public offering. The actions were consolidated on June 3, 2014 under the caption In re Fairway Group Holdings Corp. Securities Litigation, No. 14-cv-0950. On July 18, 2014, an amended class action complaint was filed, adding affiliates of Sterling Investment Partners as defendants. The complaint sought unspecified damages and alleged misleading statements in the registration statement and prospectus for our initial public offering and in subsequent communications regarding our business and financial results. On September 9, 2015, the district judge to whom the case was assigned granted our motion to dismiss the case.

In April 2014, a purported stockholder derivative action was filed against certain of our current and former directors in New York state court, asserting claims for breach of fiduciary duties and gross mismanagement based on substantially similar allegations as in the securities class action. In June 2014, we and the other defendants moved to dismiss the derivative complaint. On July 30, 2014, plaintiffs filed an amended complaint, adding affiliates of Sterling Investment Partners as defendants and asserting claims against them for breach of fiduciary duty and unjust enrichment. On September 29, 2014, we and the other defendants moved to dismiss the amended derivative complaint.  On November 10, 2014, the court granted our and the other defendants’ motion to dismiss on the grounds that under our certificate of incorporation the derivative action must be brought in the State of Delaware.  On June 18, 2015, the court denied the plaintiffs’ motion for reconsideration, and the plaintiffs’ opportunity to appeal the decision has expired. A similar case was filed in the Delaware Chancery Court in February 2015.  On October 15, 2015, the plaintiff voluntarily dismissed this case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From March 30, 2015 through September 27, 2015, we issued to one of our non-employee directors who is a former executive officer 40,181 restricted stock units in accordance with the individual’s separation agreement and granted to our officers and employees an aggregate of 295,048 restricted stock units to be settled in shares of our Class A common stock under our 2013 Long-Term Incentive Plan.

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

Date: October 29, 2015

By:	/s/ Edward C. Arditte
Edward C. Arditte
Co-President and Chief Financial Officer

Date: October 29, 2015

By:	/s/ Linda M. Siluk
Linda M. Siluk
Senior Vice President - Finance & Chief Accounting Officer

Date: October 29, 2015

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