Form 10-Q
period 2015-12-27
Fairway Group Holdings Corp
filed 2016-02-05
CIK 1555492

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

As of January 29, 2016,  the registrant had 29,903,964 shares of Class A common stock and 14,225,455 shares of Class B common stock outstanding.

Fairway Group Holdings Corp.

Quarterly Report on Form 10-Q

For the quarterly period ended December 27, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategy or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to increase sales and same store sales;
•	our ability to maintain or improve our operating margins;
•	our ability to compete effectively with other retailers;
•	our ability to maintain price competitiveness;
•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•	our history of net losses;
•	our ability to remain in compliance with the financial or other covenants in our credit agreement;
•	negative effects to our reputation from real or perceived quality or health issues with our food products;
•	our ability to achieve the anticipated benefits of our centralized production facility;
•	rising costs of providing employee benefits, including increased healthcare costs and pension contributions due to unfunded pension liabilities;
•	ordering errors or product supply disruptions in the delivery of perishable products;
•	our ability to negotiate reasonable terms with our vendors;
•	our ability to open new stores on a timely basis or at all;
•	our ability to achieve sustained sales and profitable operating margins at new stores;
•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•	the availability of financing to pursue our new store openings on satisfactory terms or at all;
•	impairment of our goodwill and/or indefinite-lived intangible assets;
•	ongoing economic uncertainty;
•	the failure of our information technology or administrative systems to perform as anticipated;
•	data security breaches and the release of confidential customer or employee information;
•	our ability to retain and attract senior management, key employees and qualified store-level employees;
•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;
•	the geographic concentration of our stores;
•	additional indebtedness incurred in the future;
•	our high level of fixed lease obligations;
•	restrictions on our use of the Fairway name other than on the East Coast and in California and certain parts of Michigan and Ohio;
•	our ability to protect or maintain our intellectual property;
•	changes in law;
•	claims made against us resulting in litigation, and the costs of defending, and adverse developments in, such litigation;
•	increases in commodity prices;

•	severe weather and other natural disasters in areas in which we have stores, warehouses and/or production facilities;
•	wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;
•	changes to financial accounting standards regarding store leases; and
•	other factors discussed under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. Although we believe that our assumptions are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations or cautionary statements are disclosed above and under the sections entitled “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015,  “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 1A—Risk Factors” in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (“SEC”) and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties, and you should not rely upon forward-looking statements as predictions of future events.

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

Part I — Financial Information

Item 1. FINANCIAL STATEMENTS

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	(Unaudited)
	December 27,	March 29,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,340	$36,362
Accounts receivable, net	4,871	3,404
Merchandise inventories	31,444	29,150
Income tax receivable	497	890
Prepaid rent	1,407	829
Deferred financing fees	1,743	1,745
Prepaid expenses and other current assets	2,729	3,036
Total current assets	78,031	75,416
PROPERTY AND EQUIPMENT, NET	134,387	148,293
GOODWILL	95,412	95,412
INTANGIBLE ASSETS, NET	27,022	27,161
OTHER ASSETS	11,105	12,854
Total assets	$345,957	$359,136
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$2,750	$2,750
Accounts payable	41,033	31,872
Accrued expenses and other	25,084	23,227
Total current liabilities	68,867	57,849
NONCURRENT LIABILITIES
Long-term debt, net of current maturities	254,829	254,336
Deferred income taxes	31,460	28,091
Other long-term liabilities	41,922	41,463
Total liabilities	397,078	381,739
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Class A common stock, $0.00001 par value per share, 150,000 shares authorized, 29,906 and 29,366 shares issued at December 27, 2015 and March 29, 2015, respectively	—	—
Class B common stock, $0.001 par value per share, 31,000 shares authorized, 14,225 shares issued and outstanding at December 27, 2015 and March 29, 2015	14	14
Treasury stock at cost, 3 shares at December 27, 2015 and March 29, 2015	—	—
Additional paid-in capital	389,449	382,271
Accumulated deficit	(440,584)	(404,888)
Total stockholders’ deficit	(51,121)	(22,603)
Total liabilities and stockholders’ deficit	$345,957	$359,136

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014

Net sales	$191,683	$206,219	$565,286	$598,466
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	132,006	141,357	389,156	412,905
Gross profit	59,677	64,862	176,130	185,561

Direct store expenses	46,470	48,516	139,497	144,094
General and administrative expenses	16,011	19,503	48,893	52,525
Store opening costs	1,026	1,380	3,587	5,742
Production center start-up costs	23	1,316	1,580	4,486
Loss from operations	(3,853)	(5,853)	(17,427)	(21,286)

Interest expense, net	(4,940)	(4,807)	(14,541)	(14,418)
Loss before income taxes	(8,793)	(10,660)	(31,968)	(35,704)

Income tax provision	(951)	(400)	(3,728)	(2,285)
Net loss	$(9,744)	$(11,060)	$(35,696)	$(37,989)

Basic and diluted loss per common share	$(0.22)	$(0.25)	$(0.81)	$(0.88)
Weighted average common shares outstanding	44,102	43,433	43,973	43,402

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 27,	December 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,696)	$(37,989)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	1,524	—
Deferred income taxes	3,369	2,279
Deferred rent	214	7,447
Depreciation and amortization of property and equipment	21,041	21,085
Amortization of intangibles	139	221
Amortization of discount on term loans	2,556	2,523
Amortization of deferred financing fees	1,309	1,314
Amortization of prepaid rent	238	239
Stock compensation expense	6,802	10,644
Changes in operating assets and liabilities:
Accounts receivable	(1,467)	(1,798)
Merchandise inventories	(2,293)	(3,021)
Prepaid expense and other	122	302
Other assets	203	1,386
Accounts payable	9,161	2,245
Accrued expenses and other	2,137	6,838
Other long-term liabilities	341	(872)
Net cash provided by operating activities	9,700	12,843

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,658)	(28,694)
Acquisition of intangible assets	—	(1,567)
Net cash used in investing activities	(8,658)	(30,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(2,064)	(1,375)
Cash settlement of vested equity awards	—	(260)
Net cash used in financing activities	(2,064)	(1,635)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,022)	(19,053)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,362	58,800
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,340	$39,747
Cash paid during the period for:
Interest, net of capitalized amounts	$10,573	$7,091
Income taxes	$2	$2

The accompanying notes are an integral part of these consolidated financial statements

FAIRWAY GROUP HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

(Unaudited)

	STOCKHOLDERS’ DEFICIT
	Class A		Class B		Additional
	Common Stock		Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 29, 2015	29,366	$—	14,225	$14	$382,271	3	$—	$(404,888)	$(22,603)
Non-cash stock compensation	—	—	—	—	7,178	—	—	—	7,178
Issuance of stock for vested RSUs	540	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(35,696)	(35,696)
Balance at December 27, 2015	29,906	$—	14,225	$14	$389,449	3	$—	$(440,584)	$(51,121)

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

Fairway Group Holdings Corp. and subsidiaries (the “Company” or “Fairway”) operate in the retail food industry, selling fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings along with a full assortment of conventional groceries.  The Company operates fifteen stores in the Greater New York metropolitan area, four of which include Fairway Wine & Spirits locations.  Fourteen of the stores (including three Wine & Spirits locations) were in operation prior to the beginning of the fiscal year ended March 29, 2015 (“fiscal 2015”), one store opened during the thirty-nine weeks ended December 28, 2014 but prior to the thirteen weeks ended December 28, 2014 and the Company’s fourth Wine & Spirits location was opened during the thirteen weeks ended December 28, 2014.  The Company has determined that it has one reportable segment.  Substantially all of the Company’s revenue comes from the sale of items at its retail food stores.

2.OPERATING AND LIQUIDITY MATTERS

As of December 27, 2015, the Company has an accumulated deficit of $440.6 million, $266.8 million outstanding under its 2013 Senior Credit Facility (“Senior Credit Facility”), as amended, and continues to experience significant losses resulting from lower than expected operating performance. The Company continues to work closely with its advisors to explore alternatives to raise additional capital to de-lever the balance sheet and fund additional growth initiatives, including investments to rebuild sales and pursuing new stores opportunistically.

While the Company was in compliance with all applicable affirmative, negative and financial covenants of the Senior Credit Facility, as amended, at December 27, 2015, if the Company’s financial performance does not improve or additional third-party equity financing is not obtained, the Company anticipates that it will not be in compliance with the maximum total leverage ratio financial covenant at the end of the Company’s fiscal quarter ending April 3, 2016 unless such covenant is amended or compliance waived. If the Company is not in compliance with the covenant, it has the ability to exercise equity cure rights within 150 days following the end of the fiscal quarter ending April, 3, 2016, which allows for the issuance of additional equity and for the proceeds to be treated as Consolidated EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as Consolidated EBITDA cannot exceed the Consolidated EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan. In addition, the Company can seek an amendment to the covenant or waiver of the violation from its lenders. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the Senior Credit Facility, as amended, immediately due and payable, and the Company does not have sufficient working capital to fulfill this obligation.

There can be no assurance that the Company will be successful in obtaining additional capital on favorable terms or at all, or obtaining amended covenants from its lenders, or having compliance with the covenants waived by its lender for a sufficient length of time to allow an improvement in profitability. The Company’s inability to raise additional capital, amend its covenants, have its covenants waived or improve its performance would raise substantial doubt about the Company’s ability to continue as a going concern and pursue its longer-term growth strategy for a reasonable period of time.

These unaudited consolidated financial statements have been prepared on a going concern basis and, as such, do not include any adjustments that might result from the outcome of this uncertainty or the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements as of December 27, 2015, and for the thirteen and thirty-nine weeks ended December 27, 2015 and December 28, 2014 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of the Company. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for any interim period may not necessarily be indicative of the results that may be expected for the entire fiscal year or any interim period therein.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to short term maturities as of December 27, 2015 and March 29, 2015. The estimated fair value of the Company’s long-term debt was approximately $221.3 million and $254.6 million as of December 27, 2015 and March 29, 2015, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for the debt instrument.

4.NET LOSS PER COMMON SHARE

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

The following table is a summary of the share amounts (in thousands) used in computing basic and diluted earnings per share and anti-dilutive shares excluded from the computation:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Weighted average shares outstanding - basic and diluted	44,102	43,433	43,973	43,402
Anti-dilutive securities excluded from diluted loss per share computation:
Options	800	940	800	940
Unvested restricted stock	8	26	8	26
Restricted stock units	3,382	3,049	3,382	3,049
Total anti-dilutive securities	4,190	4,015	4,190	4,015

During the thirteen and thirty-nine weeks ended December 27, 2015 and December 28, 2014 options to purchase shares of Class A common stock had exercise prices in excess of the Company’s publicly quoted stock price and therefore are not considered potentially dilutive.

5.GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

The Company’s annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of goodwill below its carrying value. During the thirteen weeks ended September 27, 2015, due to a continued decline in the market price of the Company’s stock and revisions in expected operating performance, it was determined that an interim evaluation of goodwill for impairment was necessary. The interim evaluation during the thirteen weeks ended September 27, 2015 concluded that the fair values of the Company’s indefinite-lived intangible assets and reporting unit were substantially in excess of the carrying values and no impairment existed.

During the thirteen weeks ended December 27, 2015, due to a continued decline in the market price of the Company’s stock, a downgrade in the Company’s debt rating and revisions in expected operating performance, it was determined that an interim evaluation of goodwill for impairment was again necessary. This interim evaluation took into consideration the additional pressures on the performance of the business as well as the impact the change in the

Company’s debt rating had on the fair value of its debt. This interim valuation indicated that the fair value of the Company’s indefinite-lived intangible assets and reporting unit exceeded the carrying value, thus there were no goodwill or indefinite-lived intangible asset impairment charges recorded in the thirteen weeks ended December 27, 2015. As of December 27, 2015 the carrying values of goodwill and tradenames were $95.4 million and $23.6 million, respectively.

The Company believes the assumptions used in the evaluation are consistent with the plans and estimates used to manage the business as well as market conditions as of the date of testing. If actual results are not consistent with these estimates or assumptions the Company may be exposed to a non-cash impairment charge that could be material.  Some of the more significant assumptions include the Company’s projected operating performance and the estimated fair value of its debt, which could be impacted by the Company’s operating performance, credit rating and interest rate market conditions.

Long-lived assets, including finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. The impairment test for long-lived assets, including finite-lived intangible assets, utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life. The impairment test as of December 27, 2015 did not result in the impairment of any long-lived assets.

6.LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 27,	March 29,
	2015	2015
Credit facility, gross	$266,750	$268,813
Less unamortized discount	(9,171)	(11,727)
Credit facility, net	257,579	257,086
Less current maturities	(2,750)	(2,750)
Long-term debt, net of current maturities	$254,829	$254,336

A summary of interest expense is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014

Interest on senior credit facility	$3,610	$3,748	$11,108	$11,231
Amortization of original issue discount	854	844	2,556	2,523
Amortization of deferred financing fees	436	438	1,309	1,314
Other interest (income) expense, net	50	18	109	62
Capitalized interest	(10)	(241)	(541)	(712)
Total	$4,940	$4,807	$14,541	$14,418

Effective interest rate on senior credit facility	7.6%	7.8%	7.8%	7.8%

The estimated fair value of the Company’s long-term debt was approximately $221.3 million and $254.6 million as of December 27, 2015 and March 29, 2015, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for the debt instrument.

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

The Company was in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility, as amended, at December 27, 2015. At the time the Company entered into the 2013 Senior Credit Facility, as amended, new levels for the maximum total leverage ratio financial covenant were established. The level at the end of the third fiscal quarter of fiscal 2016 was 6.0:1, but steps down to 5.75:1 on April 1, 2016, which is prior to the end of the Company’s fiscal year. The Company’s current operating performance has been below expectations that existed at the time that the financial covenant levels were established, and if the Company’s financial performance does not improve or additional third-party equity financing is not obtained, the Company anticipates that it will not be in compliance with the maximum total leverage ratio financial covenant at the end of the fourth fiscal quarter unless such covenant is amended or compliance waived. The Company has the ability to exercise equity cure rights, within 150 days following the end of the fourth fiscal quarter, which allows for the issuance of additional equity and for the proceeds to be treated as Consolidated EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as Consolidated EBITDA cannot exceed the Consolidated EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan. In addition, the Company can seek an amendment to the covenant or waiver of the violation from its lenders. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the Senior Credit Facility, as amended, immediately due and payable, and the Company does not have sufficient working capital to fulfill this obligation.

In light of the Company’s lower than expected operating performance and leverage profile and the constraints those place on its current operations and longer-term growth strategy, it has concluded that it will need to raise additional capital to continue as a going concern over the long term. The Company continues to work with its advisors to explore alternatives to raise additional capital to de-lever the balance sheet and fund additional growth initiatives, including investments to rebuild sales and pursuing new stores opportunistically. Any new growth capital investment, or capital raised in the context of an equity cure, is likely to be in the form of equity or equity linked securities, and is likely to be dilutive to existing stockholder ownership. There can be no assurance that the Company will be successful in obtaining additional capital on favorable terms or at all, obtaining amended covenants, or having compliance with the covenants waived by its lenders for a sufficient length of time to improve profitability. The Company’s inability to raise additional capital, amend its covenants, have its covenants waived, or improve its performance would raise substantial doubt about the Company’s ability continue as a going concern and pursue its longer-term growth strategy for a reasonable period of time.

At December 27, 2015, the Company had $34.6 million of outstanding letters of credit, and $5.4 million of availability under the 2013 Revolving Facility, all of which was available for letters of credit. Subsequent to December 27, 2015, in connection with the Company’s cancellation of the TriBeCa lease, the landlord drew $2.4 million on a letter of credit and surrendered the remaining $1.6 million of the letter of credit, resulting in a $4.0 million increase in availability under the 2013 Revolving Facility. Additionally, on January 28, 2016 the Company drew down $9.0 million on its 2013 Revolving Facility reducing the availability to $0.4 million.

7.STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 — Compensation — Stock Compensation which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $2.3 million and $3.6 million for the thirteen weeks ended December 27, 2015 and December 28, 2014, respectively, and $6.8 million and $10.6 million for the thirty-nine weeks ended December 27, 2015 and December 28, 2014, respectively, as general and administrative expenses in the Company’s Consolidated Statements of Operations.

Included in the amounts recorded for the thirteen and thirty-nine weeks ended December 28, 2014 are: (i) approximately $55,000 and $247,000, respectively, representing the value of restricted stock units issued to certain directors during such period in payment of the directors’ fees for each of the corresponding calendar quarters ended June 30, 2014, September 30, 2014 and December 31, 2014; (ii) approximately $0 and $82,000, respectively, representing the value of restricted stock units issued during such period to the Company’s chairman in payment of his fees for serving as executive chairman for each of the corresponding calendar quarters ended June 30, 2014 and September 30,2014; and (iii)  $112,000 and $487,000, respectively, representing the value of restricted stock units granted in such period to a former executive officer in partial payment of his salary for the calendar quarters ended June 30, 2014 and September 30, 2014 and for the period October 1, 2014 to November 14, 2014. All of these restricted stock units are vested upon issuance but will be settled in shares of Class A common stock in the future. No such items were included in stock-based compensation expense during the thirteen and thirty-nine weeks ended December 27, 2015.

The Company’s 2007 Equity Compensation Plan (the “2007 Plan”), which provided for the grant of stock options and restricted shares, and the 2013 Long-Term Incentive Plan (the “2013 Plan”), which provides for the grant of stock options, restricted stock units, restricted stock, other stock-based awards and other cash-based awards, are more fully described in the Company’s Annual Proxy Statement for its 2015 annual meeting of stockholders filed with the Securities and Exchange Commission on June 23, 2015 under the caption “Executive Compensation—Equity Compensation Plans.”  Changes in equity awards outstanding under the 2007 Plan and 2013 Plan during the thirteen and thirty-nine weeks ended December 27, 2015 are summarized as follows:

2007 Equity Compensation Plan

As of December 27, 2015, there was $16,000 of unrecognized compensation expense related to the restricted stock awards granted under the 2007 Plan.

The status of the Company’s unvested restricted stock grants for the thirty-nine weeks ended December 27, 2015 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding unvested awards at March 29, 2015	15,573	$7.81
Granted	—	—
Vested	(7,786)	7.81
Forfeited	—	—
Outstanding unvested awards at December 27, 2015	7,787	7.81

2013 Long-Term Incentive Plan

Restricted Stock Units

As of December 27, 2015, there was $6.7 million of unrecognized compensation expense related to the restricted stock unit awards (“RSU”s) granted under the 2013 Plan.

The status of the Company’s unvested restricted stock units for the thirty-nine weeks ended December 27, 2015 is summarized as follows:

		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding unvested awards at March 29, 2015	3,195,624	$8.26
Granted	459,514	3.54
Forfeited	(115,065)	11.77
Vested	(422,057)	7.76
Outstanding unvested awards at December 27, 2015	3,118,016	$7.50

During the thirty-nine weeks ended December 27, 2015 129,466 RSUs with a grant-date fair value of approximately $281,000 were granted related to executive separation agreements, which were charged to expense during fiscal 2016. As of December 27, 2015, approximately $36,000 is included in accrued expenses related to separation payments to be made in RSUs in future periods.

Stock Options

As of December 27, 2015, there was $1.0 million of unrecognized compensation expense related to the stock option compensation awards granted under the 2013 Plan.

A summary of stock option activity for the thirty-nine weeks ended December 27, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life (years)
Balance at March 29, 2015	878,722	$9.65
Granted	25,000	2.05
Forfeited	(103,228)	13.72
Exercised	—	—
Outstanding awards at December 27, 2015	800,494	8.89	8.2

Exercisable at December 27, 2015	192,744	$13.22	7.5

Stock options outstanding as of December 27, 2015 had no intrinsic value. Aggregate intrinsic value represents the value of the Company’s stock based on the closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable.

8.RELATED PARTY TRANSACTIONS

Operating Leases and Utility Services

A director who is a former executive officer of the Company:

•	owns one-sixth of certain entities from which the Company leases certain stores, a production bakery, and warehouses;
•	owns one-twelfth of an entity from which the Company leases its Red Hook, Brooklyn, NY (“Red Hook”) store; and
•	owns one-twelfth of an entity from which the Company obtains utility services for its Red Hook store. (See Note 10: Commitments and Contingencies)

Total amounts related to the foregoing included $1.5 million in cost of sales and $0.4 million in general and administrative expenses for each of the thirteen weeks ended December 27, 2015 and December 28, 2014, respectively and $4.5 million and $4.4 million in cost of sales and $1.2 million and $1.3 million in general and administrative expenses for the thirty-nine weeks ended December 27, 2015 and December 28, 2014, respectively.  At December 27, 2015 and March 29, 2015, amounts payable to related parties included in accrued expenses were $0.2  million and $0.1 million, respectively, and receivables from related parties of $0.3 million and $0.2 million, respectively, were included in accounts receivable.

Executive Separations

In connection with the separation of the Company’s then Chief Executive Officer in February 2014, its then Interim Chief Executive Officer in September 2014, and the retirement of an individual who served as an executive officer in November 2014 (although this individual remains a director), the Company entered into separation agreements with these individuals and was obligated to provide salary and benefit continuation, which required the payment of cash and in one instance the grant of restricted stock units in partial payment of severance. In addition, under certain of these agreements, the Company entered into consulting arrangements with the individuals.  Under these agreements, the Company paid cash of approximately $402,000 and $194,000 for the thirteen weeks ended December 27, 2015 and December 28, 2014, respectively, and $1.9 million and $649,000 for the thirty-nine weeks ended December 27, 2015 and December 28, 2014, respectively.  During the thirteen and thirty-nine weeks ended December 27, 2015, the Company granted approximately 89,285 and 129,466 restricted stock units, respectively, with a grant date fair value of approximately $94,000  and $281,000 related to these agreements.  No restricted stock units related to these agreements were granted during the thirteen and thirty-nine weeks ended December 28, 2014.

As of December 27, 2015 and March 29, 2015, amounts related to executive separation included in accrued expenses were approximately $258,000 and $2.4 million, respectively.

9.INCOME TAXES

The reconciliation of the U.S. statutory rate with the Company’s effective tax rate for the thirteen and thirty-nine weeks ended December 27, 2015 and December 28, 2014 is summarized as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Effect of:
State income taxes (net of federal tax benefit)	7.0	8.7	7.3	8.7
Permanent differences	(0.2)	(0.2)	(0.2)	(0.3)
Stock compensation	(5.0)	—	(5.2)	—
Valuation allowance	(46.6)	(45.9)	(47.0)	(48.5)
Other	—	(0.4)	(0.6)	(0.3)
Effective rate	(10.8)%	(3.8)%	(11.7)%	(6.4)%

As a result of historical net operating losses (“NOLs”), the Company currently provides a full valuation allowance against its net deferred tax assets.  For the thirteen and thirty-nine weeks ended December 27, 2015 and December 28, 2014, income tax expense was computed at the estimated annual effective rate based on the total estimated annual tax provision which included state income taxes and a deferred tax provision related to amortization of certain indefinite-lived intangible assets.

Based on management’s assessment, the Company has placed a valuation reserve against its deferred tax assets, as it is more likely than not that the Company may not generate sufficient taxable income during the carryforward period to utilize the NOLs.  The Company regularly reviews the net deferred tax valuation allowance to determine if available evidence continues to support the position that it is more likely than not that a portion of or the entire deferred tax asset will not be realized in the future. As of December 27, 2015, management could not conclude that it is more likely than not that the deferred tax assets will be realized. As a result, the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

For more information regarding the Company’s valuation allowance against its deferred tax assets, see Note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

The valuation allowance was $126.3 million and $110.8 million as of December 27, 2015 and March 29, 2015, respectively.

10.COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies premises pursuant to non-cancelable lease agreements, including the lease agreements with related parties described in Note 8, which expire at various times through 2039. Required rent payments under lease agreements with related parties increase annually by either 50% of the percentage increase in the consumer price index or by the percentage increase in the consumer price index of up to 5%, except for certain lease years when the rent is determined by arbitration. Lease agreements with non-related parties include various escalation clauses.

The Company has signed certain leases for which the Company’s obligation is not yet established because the Company does not yet have possession of the site. The aggregate minimum rental commitments under all operating leases, for which the Company has possession, as of December 27, 2015 are as follows for the fiscal years ending (in thousands):

April 3, 2016	$8,863
April 2, 2017	35,611
April 1, 2018	34,467
March 31, 2019	34,635
March 29, 2020	35,131
Thereafter	539,697
$688,404

Rent expense for the thirty-nine weeks ended December 27, 2015 and December 28, 2014 was approximately $33.4 million and $32.8 million, respectively. Rent expense for the thirteen weeks ended December 27, 2015 and December 28, 2014 was approximately $11.0 million and $11.2 million,  respectively.

In May 2015, the Company entered into an agreement terminating its lease of a site in the new Hudson Yards development in west midtown Manhattan where the Company had expected to open a store in late calendar 2015 or early calendar 2016. In connection with the lease termination, the Company recorded a charge of $3.7 million during the thirty-nine weeks ended December 27, 2015, which has been included in general and administrative expenses. The amount recorded includes $3.5 million paid in cash to the landlord during the thirty-nine weeks ended December 27, 2015, and the impairment of $0.2 million of previously capitalized investments in the store site.

During the thirteen weeks ended December 27, 2015, the Company entered into an agreement terminating its lease of a site in the TriBeCa neighborhood of lower Manhattan where the Company had expected to open a store in calendar 2016. In connection with the lease termination, the Company recorded a charge of $4.2 million during the thirteen and thirty-nine weeks ended December 27, 2015, included in general and administrative expenses. The amount recorded includes $2.7 million of expense for the lease termination fee and $1.5 million of expense for the write-off of fixed assets. In addition the Company reversed the deferred rent liability related to this lease of $2.9 million also included in general and administrative expenses. A partial payment of $0.3 million was made in the thirteen weeks ended December 27, 2015 and the balance of $2.4 million, paid in January 2016, is reflected in accrued liabilities at December 27, 2015.

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

11.RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently effective would have a material effect on the accompanying consolidated financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 amends existing revenue recognition requirements and provides a new comprehensive revenue recognition model requiring entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year. The ASU is now for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.  The Company does not expect this ASU to have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company does not expect this ASU to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 amends existing requirements for debt issuance costs, requiring entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and requires retrospective application.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect this ASU to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides clarification about a customer’s accounting for fees paid in a cloud computing arrangement, and provides guidance to customers about whether a cloud computing arrangement includes a software license, and the portion of the arrangement that should be accounted for as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and may be applied either prospectively or retrospectively, and early adoption is permitted. The Company does not expect this ASU to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as filed with the Securities and Exchange Commission. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note on Forward Looking Statements” above. The results of operations for the thirteen and thirty-nine weeks ended December 27, 2015 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending April 3, 2016.

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to March 31. For ease of reference, we identify our fiscal years by reference to the calendar year in which the fiscal year ends. Accordingly, “fiscal 2015” refers to our fiscal year ended on March 29, 2015 and “fiscal 2016” refers to our fiscal year ending April 3, 2016. The thirteen week periods ended December 28, 2014 and December 27, 2015 are the third fiscal quarters of fiscal 2015 and fiscal 2016, respectively.

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

We operate fifteen locations in New York, New Jersey and Connecticut, four of which include Fairway Wines & Spirits locations.  Fourteen of the stores were in operation prior to the beginning of fiscal 2015; one store was opened during the thirty-nine weeks ended December 28, 2014 but prior to the thirteen weeks ended December 28, 2014 and our fourth Wine & Spirits location was opened during the thirteen weeks ended December 28, 2014.

We believe our stores are among the most productive in the industry in net sales per store and net sales per square foot as a result of our distinctive merchandising strategies and value positioning.

We intend to continue our growth by expanding our store base in the Greater New York City metropolitan area, improving our operating margins and increasing sales at existing stores. For the next several years, we intend to grow our store base in the Greater New York City metropolitan area.

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

Unless we are able to raise additional capital, our current limited cash resources and significant leverage will adversely affect our ability to open new stores.

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

Developments in Competitive Landscape

The food retail industry as a whole, particularly in the Greater New York City metropolitan area, is highly competitive. Because we offer a full assortment of fresh, natural and organic products, prepared foods and hard-to-find specialty and gourmet offerings, along with a full assortment of conventional groceries, we compete with various types of retailers, including alternative food retailers such as natural foods stores, smaller specialty stores and farmers’ markets, conventional supermarkets, supercenters and membership warehouse clubs. Our principal competitors include alternative food retailers such as Whole Foods and Trader Joe’s, traditional supermarkets such as Stop & Shop, ShopRite and Acme, retailers with “big box” formats such as Target and Wal-Mart,   warehouse clubs such as Costco and BJ’s Wholesale Club and online food retailers. These businesses compete with us for customers, products and locations. In addition, some are expanding aggressively in marketing a range of natural and organic foods, prepared foods and quality specialty grocery items. Some of these potential competitors have more experience operating multiple store locations or have greater financial or marketing resources than we do and are able to devote greater resources to sourcing, promoting and selling their products. Due to the increasingly competitive environment in which we operate, our operating results have been, and in the future may be, negatively impacted through a loss of sales, reduction in margin from competitive price changes, and/or greater operating costs such as marketing. In addition, other established food retailers could enter our markets, increasing competition for market share.

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

Adjusted EBITDA

We present Adjusted EBITDA, a non-GAAP measure, in this report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure to evaluate our core on-going operations and we use it to facilitate a comparison of our core on-going operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone can provide. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives. Management and our board also use Adjusted EBITDA as one of the key measures in determining the value of any strategic, investing or financing opportunity. In addition, the financial covenant in our senior credit facility is based on Adjusted EBITDA, subject to dollar limitations on certain adjustments. The adjustments and related amounts included in Adjusted EBITDA are in substantial accordance with Consolidated EBITDA as defined in our existing senior credit agreement, subject to dollar limitations on certain adjustments. Consolidated EBITDA as computed under our existing senior credit agreement for the four fiscal quarter period ended December 27, 2015 and December 28, 2014 was $38.6 million and $45.6 million, respectively, compared to Adjusted EBITDA for the four fiscal quarter period ended December 27, 2015 and December 28, 2014 of $35.7 million and $42.2 million, respectively. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation and amortization expense, amortization of deferred financing costs, equity compensation charges, store opening costs (including pre-opening advertising costs), lease termination costs, production center start-up costs, severance related expenses, organizational realignment costs, transaction expenses and bonuses, and other one-time charges and non-operating expenses which we believe may distort period-to-period comparison. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. Items such as lease termination costs, production center start-up costs, severance-related expenses, non-recurring charges, organizational realignment costs and transaction expenses and bonuses were incurred and associated with discrete and different events not relating to our core on-going operations, including an organizational realignment to remove redundant costs and streamline parts of our business model to enhance overall productivity that we began in the fourth quarter of fiscal 2014 and completed in fiscal 2015. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

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

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	December 27,		December 28,		December 27,		December 28,
	2015		2014		2015		2014
		% of		% of		% of		% of
		Net Sales		Net Sales		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(9,744)	(5.1)%	$(11,060)	(5.4)%	$(35,696)	(6.3)%	$(37,989)	(6.3)%

Interest expense, net (a)	4,940	2.6	4,807	2.3	14,541	2.6	14,418	2.4
Income tax provision	951	0.5	400	0.2	3,728	0.7	2,285	0.4
Store depreciation and amortization	6,022	3.1	6,310	3.1	18,375	3.3	18,548	3.1
Corporate depreciation and amortization	1,429	0.7	980	0.5	3,043	0.5	2,997	0.5
Lease termination fees (b)	2,692	1.4	—	—	6,192	1.1	—	—
Write-off of fixed assets (c)	1,524	0.8	—	—	1,724	0.3	—	—
Deferred rent liability reversal (d)	(2,907)	(1.5)	—	—	(2,907)	(0.5)	—	—
Other (e)	148	0.1	297	0.1	230	0.0	328	0.1
Subtotal non-operating expenses	1,457	0.8	297	0.1	5,239	0.9	328	0.1
Equity compensation charge	2,324	1.2	3,632	1.8	6,802	1.2	10,644	1.8
Store opening costs	1,026	0.5	1,380	0.7	3,587	0.6	5,742	1.0
Production center start-up costs	23	0.0	1,316	0.6	1,580	0.3	4,486	0.7
Professional services (e)	50	0.0	656	0.3	648	0.1	2,175	0.4
Severance (f)	212	0.1	2,960	1.4	1,543	0.3	4,596	0.8
Pre-opening advertising costs	—	—	18	0.0	—	—	1,261	0.2
Adjusted EBITDA	$8,690	4.5%	$11,696	5.7%	$23,390	4.1%	$29,491	4.9%

(a)	Includes amortization of deferred financing costs and original issue discount.

(b)

Consists of approximately $3.5 million for the thirty-nine weeks ended December 27, 2015 related to the termination of the lease for our former Hudson Yards location and $2.7 million for the thirteen and thirty-nine weeks ended December 27, 2015 related to the termination for the lease of our former TriBeCa location.

(c)	Consists of the write-off of fixed assets in connection with the termination of the lease for our former TriBeCa location.

(d)	Consists of the reversal of the deferred rent liability related to the lease for our former TriBeCa location in connection with the termination of the lease.

(e)	Consists of charges that were incurred and associated with discrete and different events that do not relate to and are not indicative of our core on-going operations.

(f)

Represents severance charges related to our organizational realignment, including payments required to be paid under agreements in connection with the separation of certain of our former executive officers.

Central Services

We define Central Services as general and administrative expenses less: depreciation and amortization related to general and administrative activities, lease termination costs, transaction expenses, severance and equity compensation charges and other non-operating expenses. We have made significant investments in Central Services to support our long-term growth objectives.  We believe that Central Services as a percentage of net sales is a useful performance measure and we use it to facilitate an evaluation of our infrastructure investment without distortions that may result from general and administrative expenses that do not directly relate to the operation of our business.  To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this report and the reconciliation to Central Services from general and administrative expenses, the most directly comparable financial measure presented in accordance with US GAAP.

Goodwill Impairment

Our annual goodwill impairment test is conducted on the first day of the fourth quarter of each fiscal year and interim evaluations are performed when it is determined that events or changes in circumstances exist that would more likely than not reduce the fair value of goodwill below its carrying value. During the thirteen weeks ended September 27, 2015, due to a continued decline in the market price of our stock and revisions in expected operating performance, it was determined that an interim evaluation of goodwill for impairment was necessary. The interim evaluation during the thirteen weeks ended September 27, 2015 concluded that the fair values of our indefinite-lived intangible assets and reporting unit were sufficiently in excess of the carrying values and no impairment existed.

During the thirteen weeks ended December 27, 2015, due to a continued decline in the market price of our stock, a downgrade in our debt rating and revisions in expected operating performance, it was determined that an interim evaluation of goodwill for impairment was again necessary. This interim evaluation took into consideration the additional pressures on the performance of the business as well as the impact the change in our debt rating had on the fair value of our debt. This interim valuation indicated that the fair value of our indefinite-lived intangible assets and reporting unit exceeded the carrying value, thus there were no goodwill or or indefinite-lived intangible asset impairment charges recorded in the thirteen weeks ended December 27, 2015. As of December 27, 2015 the carrying values of goodwill and tradenames were $95.4 million and $23.6 million, respectively.

We believe the assumptions used in the evaluation are consistent with the plans and estimates used to manage the business as well as market conditions as of the date of testing. If actual results are not consistent with these estimates or assumptions we may be exposed to a non-cash impairment charge that could be material. Some of the more significant assumptions include our projected operating performance and the estimated fair value of our debt, which could be impacted by our operating performance, credit rating and interest rate market conditions.

Long-lived assets, including finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. The impairment test for long-lived assets, including finite-lived intangible assets, utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life. The impairment test as of December 27, 2015 did not result in the impairment of any long-lived assets.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended

	December 27,		December 28,		December 27,		December 28,
	2015		2014		2015		2014

	(dollars in thousands)
Net sales	$191,683	100.0%	$206,219	100.0%	$565,286	100.0%	$598,466	100.0%
Cost of sales and occupancy costs (exclusive of depreciation and amortization)	132,006	68.9	141,357	68.5	389,156	68.8	412,905	69.0
Gross profit	59,677	31.1	64,862	31.5	176,130	31.2	185,561	31.0

Direct store expenses	46,470	24.2	48,516	23.5	139,497	24.7	144,094	24.1
General and administrative expenses	16,011	8.4	19,503	9.5	48,893	8.6	52,525	8.8
Store opening costs	1,026	0.5	1,380	0.7	3,587	0.6	5,742	1.0
Production center start-up costs	23	0.0	1,316	0.6	1,580	0.3	4,486	0.7
Loss from operations	(3,853)	(2.0)	(5,853)	(2.8)	(17,427)	(3.1)	(21,286)	(3.6)

Interest expense, net	(4,940)	(2.6)	(4,807)	(2.3)	(14,541)	(2.6)	(14,418)	(2.4)
Loss before income taxes	(8,793)	(4.6)	(10,660)	(5.2)	(31,968)	(5.7)	(35,704)	(6.0)

Income tax provision	(951)	(0.5)	(400)	(0.2)	(3,728)	(0.7)	(2,285)	(0.4)
Net loss	$(9,744)	(5.1)%	$(11,060)	(5.4)%	$(35,696)	(6.3)%	$(37,989)	(6.3)%

Thirteen Weeks Ended December 27, 2015 Compared With Thirteen Weeks Ended December 28, 2014

Net Sales

We had net sales of $191.7 million in the thirteen weeks ended December 27, 2015, a decrease of $14.5 million, or 7.0%, from $206.2 million in the thirteen weeks ended December 28, 2014. Comparable store sales decreased 7.5% in the thirteen weeks ended December 27, 2015 compared to the thirteen weeks ended December 28, 2014. Customer transactions at our comparable stores decreased by 8.5%, although the average transaction size at our comparable stores increased by 1.0%. We estimate that comparable store sales were impacted by approximately 90 basis points from the competitive opening on the Upper Eastside and 100 basis points from our Lake Grove location which joined the same store sales base during the thirteen weeks ended December 27, 2015. Excluding the impacts of the Upper Eastside and Lake Grove, we estimate comparable store sales decreased 5.6% in the thirteen weeks ended December 27, 2015 compared to the thirteen weeks ended December 28, 2014.

Gross Profit

Gross profit was $59.7 million for the thirteen weeks ended December 27, 2015 compared to $64.9 million for the thirteen weeks ended December 28, 2014. Gross margin for the thirteen weeks ended December 27, 2015 decreased approximately 40 basis points to 31.1% from 31.5% for the thirteen weeks ended December 28, 2014. The decrease in gross margin was driven by an increase in occupancy costs, as a percentage of sales, partially offset by improved merchandise margins due to better vendor management and price optimization.

Direct Store Expenses

Direct store expenses were $46.5 million in the thirteen weeks ended December 27, 2015, a decrease of $2.0 million, or 4.2%, from $48.5 million for the thirteen weeks ended December 28, 2014. The decrease in direct store expenses was primarily due to a reduction in store labor. Store labor for the thirteen weeks ended December 27, 2015 decreased $1.5 million compared to the thirteen weeks ended December 28, 2014. Other store operating expenses decreased $0.2 million for the thirteen weeks ended December 27, 2015, compared to the thirteen weeks ended December 28, 2014. The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, was $6.0 million for the thirteen weeks ended December 27, 2015, compared to direct store depreciation expense for the thirteen weeks ended December 28, 2014 of $6.3 million.

Direct store expenses, as a percentage of net sales, increased approximately 70 basis points to 24.2% for the thirteen weeks ended December 27, 2015 from 23.5% for the thirteen weeks ended December 28, 2014. Excluding depreciation and amortization, direct store expenses as a percentage of sales increased to 21.1% for the thirteen weeks ended December 27, 2015 from 20.5% for the thirteen weeks ended December 28, 2014 due to the reduction in net sales.

General and Administrative Expenses

General and administrative expenses were $16.0 million for the thirteen weeks ended December 27, 2015, a decrease of $3.5 million from $19.5 million for the thirteen weeks ended December 28, 2014. The decrease in general and administrative expenses was primarily due to a decrease in severance, equity compensation expense and professional services, partially offset by an increase in non-operating expenses. Non-operating expenses for the thirteen weeks ended December 27, 2015 includes $2.7 million for the lease termination fee related to our former TriBeCa location and $1.5 million for the write-off of fixed assets, partially offset by a  reversal of the deferred rent liability of $2.9 million.  The portion of depreciation and amortization included in general and administrative expense was $1.4 million for the thirteen weeks ended December 27, 2015, an increase of $0.4 million from $1.0 million for the thirteen weeks ended December 28, 2014. The Central Services component of general and administrative expenses decreased $0.4 million to $10.5 million for the thirteen weeks ended December 27, 2015 compared to $11.0 million for the thirteen weeks ended December 28, 2014.

General and administrative expenses, as a percentage of net sales, decreased to 8.4% for the thirteen weeks ended December 27, 2015, from 9.5% for the thirteen weeks ended December 28, 2014. Excluding the costs related to the TriBeCa lease termination, general and administrative expenses, as a percentage of net sales, were 7.7% for the thirteen weeks ended December 27, 2015.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirteen Weeks Ended
	December 27,		December 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
General and administrative expenses	$16,011	8.4%	$19,503	9.5%
Lease termination fees	(2,692)	(1.4)	—	—
Write-off of fixed assets	(1,524)	(0.8)	—	—
Deferred rent liability reversal	2,907	1.5	—	—
Other	(148)	(0.1)	(297)	(0.1)
Subtotal non-operating expenses	(1,457)	(0.8)	(297)	(0.1)
Equity compensation charge	(2,324)	(1.2)	(3,632)	(1.8)
Corporate depreciation and amortization	(1,429)	(0.7)	(980)	(0.5)
Professional services	(50)	—	(656)	(0.3)
Severance	(212)	(0.1)	(2,960)	(1.4)
Pre-opening advertising costs	—	—	(18)	—
Central services	$10,539	5.5%	$10,960	5.3%

Store Opening Costs

Store opening costs were $1.0 million for the thirteen weeks ended December 27, 2015, a decrease of $0.4 million from $1.4 million for the thirteen weeks ended December 28, 2014. Store opening costs for the thirteen weeks ended December 27, 2015 primarily consisted of expenses related to the store in TriBeCa before the lease was terminated. Also included in store opening costs for the thirteen weeks ended December 27, 2015 was $73,000 related to the new store currently scheduled to open in Brooklyn during calendar 2016 and $60,000 for the implementation of our new e-commerce platform. Store opening costs for the thirteen weeks ended December 28, 2014 were in connection with the store in TriBeCa. Approximately $0.1 million and $1.1 million of store opening costs for the thirteen weeks ended December 27, 2015 and December 28, 2014, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.3 million for the thirteen weeks ended December 28, 2014.

Loss from Operations

For the thirteen weeks ended December 27, 2015, our operating loss was $3.9 million, a decrease of $2.0 million from a loss of $5.9 million for the thirteen weeks ended December 28, 2014. The decrease in the loss from operations was due to a decrease in general and administrative expenses, production center start-up costs, direct store expenses and store- opening costs, partially offset by a reduction in gross profit. Excluding the costs related to the lease termination at our former TriBeCa location our operating loss was $2.5 million for the thirteen weeks ended December 27, 2015.

Interest Expense

Interest expense increased $0.1 million to $4.9 million for the thirteen weeks ended December 27, 2015, from $4.8 million for the thirteen weeks ended December 28, 2014. The cash portion of interest expense for the thirteen weeks ended December 27, 2015 the thirteen weeks ended December 28, 2014 was $3.6 million and $3.7 million, respectively.

Income Taxes

We recorded an income tax provision of $1.0 million for the thirteen weeks ended December 27, 2015 compared to a provision of $0.4 million for the thirteen weeks ended December 28, 2014. We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets. Our current expectation of the income tax provision for the full year is in the range of approximately $3.5 million to $4.0 million, which is expected to be primarily non-cash.

Net Loss

Our net loss was $9.7 million for the thirteen weeks ended December 27, 2015, a decrease of $1.3 million, from a net loss of $11.1 million for the thirteen weeks ended December 28, 2014. The decrease in net loss was due to a decrease in general and administrative expenses, production center start-up costs, direct store expenses and store- opening costs, partially offset by a reduction in gross profit and an increase in the income tax provision.

Our adjusted net loss was $3.5 million for the thirteen weeks ended December 27, 2015, an increase of $1.6 million compared to an adjusted net loss of $1.8 million for the thirteen weeks ended December 28, 2014. We define adjusted net loss as net loss plus any transaction expenses, non-cash charges, one-time charges and non-operating expenses which we believe may distort period-to-period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirteen Weeks Ended
	December 27,		December 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(9,744)	(5.1)%	$(11,060)	(5.4)%
Lease termination fees	2,692	1.4	—	—
Write-off of fixed assets	1,524	0.8	—	—
Deferred rent liability reversal	(2,907)	(1.5)	—	—
Other	148	0.1	297	0.1
Subtotal non-operating expenses	1,457	0.8	297	0.1
Equity compensation charge	2,324	1.2	3,632	1.8
Income tax provision	951	0.5	400	0.2
Non-cash interest	1,290	0.7	1,282	0.6
Professional services	50	—	656	0.3
Severance	212	0.1	2,960	1.4
Adjusted net loss	$(3,460)	(1.8)%	$(1,833)	(0.9)%

Thirty-Nine Weeks Ended December 27, 2015 Compared With The Thirty-Nine Weeks Ended December 28, 2014

Net Sales

We had net sales of $565.3 million in the thirty-nine weeks ended December 27, 2015, a decrease of $33.2 million, or 5.5%, from $598.5 million in the thirty-nine weeks ended December 28, 2014. This decrease was primarily attributable to lower same store sales, partially offset by the full period net sales contribution in the thirty-nine weeks ended December 27, 2015 from the location that opened in July 2014, compared to approximately 23 weeks of net sales during same period in the prior year. Promotional activity during the thirty-nine weeks ended December 27, 2015 was approximately $4.5 million, compared to $1.3 million during the thirty-nine weeks ended December 28, 2014.

Comparable store sales decreased 6.4% in the thirty-nine weeks ended December 27, 2015 compared to the thirty-nine weeks ended December 28, 2014, in part due to a decrease in sales at our Upper Eastside location as a result of a competitive opening and higher promotional activity during the quarter. Customer transactions in our comparable stores decreased by 8.4%, although the average transaction size at our comparable stores increased by 2.1%. We estimate that comparable store sales were impacted by approximately 130 basis points from the competitive opening on the Upper Eastside and 60 basis points from increased promotional activity. Excluding the impacts of the Upper Eastside and the promotional activity from both periods, we estimate comparable store sales decreased 4.5% in the thirty-nine weeks ended December 27, 2015 compared to the thirty-nine weeks ended December 28, 2014.

Gross Profit

Gross profit was $176.1 million for the thirty-nine weeks ended December 27, 2015 compared to $185.6 million for the thirty-nine weeks ended December 28, 2014. Gross profit during the thirty-nine weeks ended December 28, 2014 included a $1.2 million benefit in connection with the accelerated recognition of a deferred vendor discount resulting from the early termination of the related vendor contract due to vendor non- performance.

Gross margin for the thirty-nine weeks ended December 27, 2015 increased approximately 20 basis points to 31.2% from 31.0% for the thirty-nine weeks ended December 28, 2014. Excluding the $1.2 million benefit in the prior year, gross margin for the thirty-nine weeks ended December 27, 2015 increased approximately 40 basis points to 31.2% from 30.8% for the thirty-nine weeks ended December 28, 2014. The increase in gross margin was driven by improved merchandise margins due to better shrink, vendor management and price optimization, partially offset by an increase in occupancy costs, as a percentage of sales.

Direct Store Expenses

Direct store expenses were $139.5 million in the thirty-nine weeks ended December 27, 2015, a decrease of $4.6 million, or 3.2%, from $144.1 million for the thirty-nine weeks ended December 28, 2014. The decrease in direct store expenses was primarily attributable to a reduction in store labor of $2.9 million. Other store operating expenses decreased $1.5 million in the thirty-nine weeks ended December 27, 2015, compared to the thirty-nine weeks ended December 28, 2014. The portion of our depreciation expense included in direct store expenses, which includes amortization of prepaid rent, decreased approximately $0.2 million to $18.4 million for the thirty-nine weeks ended December 27, 2015, compared to direct store depreciation expense for the thirty-nine weeks ended December 28, 2014 of $18.5 million.

Direct store expenses, as a percentage of net sales, increased approximately 60 basis points to 24.7% for the thirty-nine weeks ended December 27, 2015 from 24.1% for the thirty-nine weeks ended December 28, 2014. Excluding depreciation and amortization, store expenses as a percentage of sales increased to 21.4% for the thirty-nine weeks ended December 27, 2015 compared to 21.0% for the thirty-nine weeks ended December 28, 2014 due to the reduction in net sales.

General and Administrative Expenses

General and administrative expenses were $48.9 million for the thirty-nine weeks ended December 27, 2015, a decrease of $3.6 million from $52.5 million for the thirty-nine weeks ended December 28, 2014.  The decrease in general and administrative expenses was primarily due to a decrease in equity compensation expense, severance, professional services and pre-opening advertising, partially offset by a $5.0 million increase in non-operating expenses primarily related to the termination of leases for our former Hudson Yards and TriBeCa locations. The lease termination amount recorded includes $3.7 million of expenses related to our former Hudson Yards location and $1.3 million of net expenses related to our former TriBeCa location. Excluding the impact of these items, general and administrative expenses were $43.9 million for the thirteen weeks ended December 27, 2015, a decrease of $8.6 million compared to the same period in the prior year. The Central Services component of general and administrative expenses increased $1.1 million in the thirty-nine weeks ended December 27, 2015 compared to the same period in the prior year.

General and administrative expenses, as a percentage of net sales, decreased to 8.6% for the thirty-nine weeks ended December 27, 2015, from 8.8% for the thirty-nine weeks ended December 28, 2014. Excluding the costs related to the lease terminations at our former Hudson Yards and TriBeCa locations, general and administrative expenses, as a percentage of sales, were 7.8%.

The following table sets forth a reconciliation to Central Services from general and administrative expenses:

	Thirty-Nine Weeks Ended
	December 27,		December 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales
	(dollars in thousands)
General and administrative expenses	$48,893	8.6%	$52,525	8.8%
Lease termination fees	(6,192)	(1.1)	—	—
Write-off of fixed assets	(1,724)	(0.3)	—	—
Deferred rent liability reversal	2,907	0.5	—	—
Other	(230)	—	(328)	(0.1)
Subtotal non-operating expenses	(5,239)	(0.9)	(328)	(0.1)
Equity compensation charge	(6,802)	(1.2)	(10,644)	(1.8)
Corporate depreciation and amortization	(3,043)	(0.5)	(2,997)	(0.5)
Professional services	(648)	(0.1)	(2,175)	(0.4)
Severance	(1,543)	(0.3)	(4,596)	(0.8)
Pre-opening advertising costs	—	—	(1,261)	(0.2)
Central services	$31,618	5.6%	$30,524	5.1%

Store Opening Costs

Store opening costs were $3.6 million for the thirty-nine weeks ended December 27, 2015, a decrease of approximately $2.2 million from $5.7 million for the thirty-nine weeks ended December 28, 2014. Store opening costs for the thirty-nine weeks ended December 27, 2015 primarily consisted of expenses related to the store in TriBeCa before the lease was terminated. Also included in store opening costs for the thirty-nine weeks ended December 27, 2015 was $73,000 related to the new store expected to open in Brooklyn during calendar 2016 and $60,000 for the implementation of our new e-commerce platform. Store opening costs for the thirty-nine weeks ended December 28, 2014 were in connection with the store we opened in Lake Grove, New York in July 2014 and the store in TriBeCa. Approximately $0.7 million and $2.7 million of store opening costs for the thirty-nine weeks ended December 27, 2015 and December 28, 2014, respectively, did not require the expenditure of cash in the period, primarily due to deferred rent.

Production Center Start-up Costs

Start-up costs for the new production center in the Hunts Point area of the Bronx were $1.6 million for the thirty-nine weeks ended December 27, 2015, a decrease of $2.9 million from $4.5 million for the thirty-nine weeks ended December 28, 2014. Approximately $0.5 million of these costs for the thirty-nine weeks ended December 28, 2014 did not require the expenditure of cash in the period, primarily due to deferred rent.

Loss from Operations

For the thirty-nine weeks ended December 27, 2015, our operating loss was $17.4 million, a decrease of $3.9 million from a loss of $21.3 million for the thirty-nine weeks ended December 28, 2014. The decrease in the loss from operations was due to a decrease direct store expenses, general and administrative expenses, production center start-up costs and store-opening costs, partially offset by a reduction in gross profit. Excluding the costs related to lease terminations at our former Hudson Yards and TriBeCa locations, our operating loss was $12.4 million.

Interest Expense

Interest expense was $14.5 million for the thirty-nine weeks ended December 27, 2015 and $14.4 million for the thirty-nine weeks ended December 28, 2014. The cash portion of interest expense for the thirty-nine weeks ended

December 27, 2015 and the thirty-nine weeks ended December 28, 2014 was $10.7 million and $11.2 million, respectively.

Income Taxes

We recorded an income tax provision of $3.7 million for the thirty-nine weeks ended December 27, 2015 compared to a provision of $2.3 million for the thirty-nine weeks ended December 28, 2014. We record an income tax provision although we incur pretax losses in both periods because we do not record any income tax benefit related to the operating losses and recognize income tax expense related to indefinite-lived intangible assets. Our current expectation of the income tax provision for the full year is in the range of approximately $3.5 million to $4.0 million, which is expected to be primarily non-cash.

Net Loss

Our net loss was $35.7 million for the thirty-nine weeks ended December 27, 2015, a decrease of $2.9 million, from a net loss of $38.0 million for the thirty-nine weeks ended December 28, 2014. The decrease in net loss was due to a decrease in direct store expenses, general and administrative expenses, production center start-up costs and store-opening costs, partially offset by a reduction in gross profit and an increase in income tax provision.  Our adjusted net loss was $13.9 million for the thirty-nine weeks ended December 27, 2015, a decrease of $0.2 million compared to an adjusted net loss of $14.1 million for the thirty-nine weeks ended December 28, 2014. We define adjusted net loss as net loss plus any transaction expenses, non-cash charges, one-time charges and non-operating expenses which we believe may distort period-to-period comparison.

The following table sets forth a reconciliation to adjusted net loss from net loss:

	Thirty-Nine Weeks Ended
	December 27,		December 28,
	2015		2014
		% of		% of
		Net Sales		Net Sales

	(dollars in thousands)
Net loss	$(35,696)	(6.0)%	$(37,989)	(6.3)%
Lease termination fees	6,192	1.0	—	—
Write-off of fixed assets	1,724	0.3	—	—
Deferred rent liability reversal	(2,907)	(0.5)	—	—
Other	230	—	328	0.1
Subtotal non-operating expenses	5,239	0.9	328	0.1
Equity compensation charge	6,802	1.1	10,644	1.8
Income tax provision	3,728	0.6	2,285	0.4
Non-cash interest	3,864	0.6	3,837	0.6
Professional services	648	0.1	2,175	0.4
Severance	1,543	0.3	4,596	0.8
Adjusted net loss	$(13,872)	(2.3)%	$(14,124)	(2.2)%

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations and borrowings under our 2013 Senior Credit Facility, as amended. Our primary uses of cash are purchases of merchandise inventories, operating expenses, capital expenditures, primarily for opening new stores and infrastructure, and debt service.

At December 27, 2015, we had $35.3 million in cash and cash equivalents and $5.4 million in borrowing availability pursuant to our 2013 Revolving Facility. Subsequent to December 27, 2015, in connection with the our cancellation of the TriBeCa lease, the landlord drew $2.4 million on a letter of credit and surrendered the remaining $1.6 million of the letter of credit, resulting in a $4.0 million increase in availability under the 2013 Revolving Facility. Additionally, on January 28, 2016 we drew down $9.0 million on our 2013 Revolving Facility reducing the availability to $0.4 million.

We were in compliance with all applicable affirmative, negative and financial covenants of the 2013 Senior Credit Facility, as amended, at December 27, 2015. At the time we entered into the 2013 Senior Credit Facility, as amended, new levels for the maximum total leverage ratio financial covenant were established. The level at the end of the third fiscal quarter of fiscal 2016 was 6.0:1, but steps down to 5.75:1 on April 1, 2016, which is prior to the end of our fiscal year. Our current operating performance has been below expectations that existed at the time that the financial covenant levels were established, and if our financial performance does not improve or additional third-party equity financing is not obtained, we anticipate that we will not be in compliance with the maximum total leverage ratio financial covenant at the end of the fourth fiscal quarter unless such covenant is amended or compliance waived. We have the ability to exercise equity cure rights within 150 days following the end of the fourth fiscal quarter, which allows for the issuance of additional equity and for the proceeds to be treated as Consolidated EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as Consolidated EBITDA cannot exceed the Consolidated EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan. In addition, we can seek an amendment to the covenant or waiver of the violation from our lenders. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the 2013 Senior Credit Facility, as amended, immediately due and payable and we do not have sufficient working capital to fulfill this obligation.

In light of our lower than expected operating performance and leverage profile and the constraints those place on our current operations and longer-term growth strategy, we have concluded that we will need to raise additional capital to continue as a going concern over the long term. We continue to work with our advisors to explore alternatives to raise additional capital to allow us to de-lever the balance sheet and fund additional growth initiatives, including investments to rebuild sales and pursuing new stores opportunistically. Any new growth capital investment, or capital raised in the context of an equity cure, is likely to be in the form of equity or equity linked securities, and is likely to be dilutive to existing stockholder ownership. There can be no assurance that we will be successful in obtaining additional capital on favorable terms or at all, obtaining amended covenants, or having compliance with the covenants waived by our lenders for a sufficient length of time to improve profitability. Our inability to raise additional capital, amend our covenants, have our covenants waived or improve our performance would raise substantial doubt about our ability to continue as a going concern and pursue our longer-term growth strategy for a reasonable period of time.

A summary of our operating, investing and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	December 27,	December 28,
	2015	2014

	(in thousands)
Net cash provided by operating activities	$9,700	$12,843
Net cash used in investing activities	(8,658)	(30,261)
Net cash used in financing activities	(2,064)	(1,635)
Net decrease in cash and cash equivalents	$(1,022)	$(19,053)

Operating Activities

Net cash provided by operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation and changes in deferred income taxes and the effect of working capital changes.

Net cash provided by operating activities was $9.7 million and $12.8 million during the thirty-nine weeks ended December 27, 2015 and December 28, 2014, respectively. The decrease in cash provided by operating activities is primarily related to the $3.5 million payment in connection with the termination of our Hudson Yards lease and lower operating performance in the thirty-nine weeks ended December 27, 2015 and the benefit of a tenant improvement allowance received during the thirty-nine weeks ended December 28, 2014.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and infrastructure, as well as investments in information technology and merchandising enhancements.

We made capital expenditures of $8.7 million in the thirty-nine weeks ended December 27, 2015, of which $2.6 million was in connection with our new production facility and $0.1 million was in connection with the former TriBeCa store. The remaining approximately $6.0 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores.

We made capital expenditures of $28.7 million in the thirty-nine weeks ended December 28, 2014, of which $11.0 million was in connection with the store we opened in Lake Grove, New York in July 2014, $12.8 million was in connection with our new production facility, and $1.3 million was in connection with the former TriBeCa store. The remaining approximately $3.6 million of capital expenditures was for merchandising initiatives and equipment upgrades and enhancements to existing stores. In addition, we acquired a liquor license for a total cost of approximately $1.6 million during the thirty-nine weeks ended December 28, 2014, which allowed us to open our fourth Wine & Spirits location in Paramus, New Jersey.

We plan to spend approximately $3 million to $5 million on capital expenditures during the remainder of fiscal 2016, primarily related to the new store currently scheduled to open during calendar year 2016 and equipment upgrades and enhancements at existing stores.

Financing Activities

Cash flows from financing activities consists principally of borrowings and payments under our senior credit facility and proceeds from the issuance of capital stock, net of equity issuance costs. We currently do not intend to pay cash dividends on our common stock.

Net cash used in financing activities during the thirty-nine weeks ended December 27, 2015 and December 28, 2014 was $2.1 million and $1.6 million, respectively, consisting primarily of principal payments on our outstanding debt.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer and chief financial officer, together with our management, evaluated Fairway’s disclosure controls and procedures as of December 27, 2015, the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that Fairway’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended December 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have concluded that we need to raise additional capital to de-lever our balance sheet to allow us to continue as a going concern over the long term, but can provide no assurances of the terms thereof or how it will impact our securityholders.

As a result of our significant leverage, recent underperformance compared to expectations and challenging current market conditions, we believe we will need to raise additional capital to de-lever our balance sheet to allow us to continue as a going concern in the long term. Any new growth capital investment, or capital raised in the context of an equity cure of a breach of our maximum total leverage ratio financial covenant, is likely to be in the form of equity or equity linked securities, and is likely to be dilutive to existing stockholder ownership. If our financial performance does not improve or additional third-party equity financing is not obtained,  we anticipate that we will not be in compliance with the maximum total leverage ratio financial covenant in our Senior Credit Facility, as amended, at the end of the fourth fiscal quarter unless such covenant is amended or compliance waived.  We have the ability to exercise equity cure rights, which allows for the issuance of additional equity and for the proceeds to be treated as Consolidated EBITDA for purposes of the covenant, subject to certain restrictions, including that the amount of equity that can be used as Consolidated EBITDA cannot exceed the Consolidated EBITDA shortfall, the proceeds must be used to repay debt, and the equity cure can only be used twice within a four quarter period and only four times during the term of the loan. In the event of a covenant violation that remains uncured, the lenders have the right to declare all outstanding debt under the Senior Credit Facility, as amended, immediately due and payable and we do not have sufficient working capital to fulfill this obligation. In the event we are unable to raise additional capital to de-lever our balance sheet, our auditors may include a paragraph in their opinion on our audited financial statements for the fiscal year ended April 3, 2016 that raises questions about our ability to continue as a going concern. The issuance of such an opinion will constitute an event of default under our Senior Credit Facility, as amended.

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Global Market.

Our Class A common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On January 7, 2016, we received a notice from the Listing Qualifications Department of The

Nasdaq Stock Market (“Nasdaq”) stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Rule”) because our Class A common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days from November 20, 2015 through January 6, 2016. We have 180 days, until July 5, 2016, to regain compliance with the Rule. If, at any time during this 180-day period, the closing bid price of our Class A common stock is at least $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to us that we have regained compliance with the Rule. In the event we do not regain compliance with the Rule by July 5, 2016, our Class A common stock will no longer be listed on the Nasdaq Global Market. The delisting of our Class A common stock could adversely affect the market liquidity of our Class A common stock, our ability to obtain financing to repay debt and fund our operations. There can be no assurance that the Company will be able to regain compliance with the Nasdaq minimum bid price requirement or maintain compliance with Nasdaq’s other listing requirements.

Except as set forth above, there were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From March 30, 2015 through December 27, 2015, we issued to one of our non-employee directors who is a former executive officer 129,466 restricted stock units in accordance with the individual’s separation agreement and granted to our officers and employees an aggregate of 330,048 restricted stock units to be settled in shares of our Class A common stock under our 2013 Long-Term Incentive Plan.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 43 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairway Group Holdings Corp.

By:	/s/ John E. Murphy
John E. Murphy
Chief Executive Officer

Date: February 5, 2016

By:	/s/ Edward C. Arditte
Edward C. Arditte
Co-President and Chief Financial Officer

Date: February 5, 2016

By:	/s/ Linda M. Siluk
Linda M. Siluk
Senior Vice President - Finance & Chief Accounting Officer

Date: February 5, 2016

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